Form 10-Q
period 2025-06-30
Cantor Equity Partners I, Inc.
filed 2025-08-14
CIK 2027708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 20,500,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CANTOR EQUITY PARTNERS I, INC.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR EQUITY PARTNERS I, INC.

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000	$—
Prepaid expenses	230,284	—
Total Current Assets	255,284	—
Cash and cash equivalents held in Trust Account	203,315,677	—
Deferred offering costs	—	217,609
Other assets	96,873	—
Total Assets	$203,667,834	$217,609

Liabilities and Shareholders’ Deficit:
Current Liabilities:
Accrued expenses	$86,820	$165,031
Notes payable – related party	243,841	134,240
Total Liabilities	330,661	299,271

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 20,000,000 and 0 shares issued and outstanding at redemption value of $10.32 and $0 per share as of June 30, 2025 and December 31, 2024, respectively	206,315,677	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of both June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 500,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) as of June 30, 2025 and none issued or outstanding as of December 31, 2024	50	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding as of both June 30, 2025 and December 31, 2024	500	500
Additional paid-in capital	—	24,500
Accumulated deficit	(2,979,054)	(106,662)
Total Shareholders’ Deficit	(2,978,504)	(81,662)

Total Liabilities, Commitments and Contingencies and Shareholders’ Deficit	$203,667,834	$217,609

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS I, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

General and administrative costs	$144,401	$43,302	$308,884	$43,302
Administrative expenses - related party	30,000	—	58,065	—
Loss from operations	(174,401)	(43,302)	(366,949)	(43,302)
Interest income on investments held in the Trust Account	2,129,729	—	3,315,677	—
Net income (loss)	$1,955,328	$(43,302)	$2,948,728	$(43,302)

Weighted average number of ordinary shares outstanding:
Class A – Public shares	20,000,000	—	19,226,519	—
Class A – Private placement	500,000	—	480,663	—
Class B – Ordinary shares	5,000,000	5,000,000 (1)	5,000,000	5,000,000 (1)
Basic and diluted net income (loss) per share:
Class A – Public shares	$0.08	$—	$0.12	$—
Class A – Private placement	$0.08	$—	$0.12	$—
Class B – Ordinary shares	$0.08	$(0.01)	$0.12	$(0.01)

(1)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 9,375,000 Class B ordinary shares on May 21, 2024 (See Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS I, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three and Six Months Ended June 30, 2025

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	5,000,000	$500	$24,500	$(106,662)	$(81,662)
Sale of Class A ordinary shares to Sponsor in private placement	500,000	50	—	—	4,999,950	—	5,000,000
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—	—	(5,024,450)	(3,691,391)	(8,715,841)
Net income	—	—	—	—	—	993,400	993,400
Balance – March 31, 2025	500,000	$50	5,000,000	$500	$—	$(2,804,653)	$(2,804,103)
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—	—	—	(2,129,729)	(2,129,729)
Net income	—	—	—	—	—	1,955,328	1,955,328
Balance – June 30, 2025	500,000	$50	5,000,000	$500	$—	$(2,979,054)	$(2,978,504)

For the Three and Six Months Ended June 30, 2024

	Ordinary Shares						Additional		Total Shareholder’s
	Class A		Class B				Paid-In	Accumulated	Equity
	Shares	Amount	Shares		Amount		Capital	Deficit	(Deficit)
Balance – December 31, 2023	—	$—	5,000,000	(1)	$500	(1)	$24,500	$(22,260)	$2,740
Net income	—	—	—		—		—	—	—
Balance – March 31, 2024	—	$—	5,000,000	(1)	$500	(1)	$24,500	$(22,260)	$2,740
Net loss	—	—	—		—		—	(43,302)	(43,302)
Balance – June 30, 2024	—	$—	5,000,000		$500		$24,500	$(65,562)	$(40,562)

(1)	The number of shares and the amounts have been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 9,375,000 Class B ordinary shares on May 21, 2024 (See Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS I, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$2,948,728	$(43,302)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
General and administrative expenses paid by related party	148,848	—
Interest income on investments held in the Trust Account	(3,315,677)	—
Changes in operating assets and liabilities:
Deferred offering costs	217,609	(86,165)
Prepaid expenses	228,154	2,740
Other assets	(96,873)	—
Accrued expenses	(78,211)	126,727
Net cash provided by operating activities	52,578	—

Cash flows from investing activities:
Cash deposited in the Trust Account	(200,000,000)	—
Net cash used in investing activities	(200,000,000)	—

Cash flows from financing activities:
Proceeds received from initial public offering	200,000,000	—
Proceeds received from private placement	5,000,000	—
Offering costs paid	(4,298,137)	—
Deferred offering costs paid by related party	(231,756)	—
Proceeds from Notes payable – related party	243,841	—
Payment on Notes payable – related party	(134,240)
Payment on Payable to related party	(607,286)	—
Net cash provided by financing activities	199,972,422	—

Net change in Cash	25,000	—
Cash - beginning of the period	—	—
Cash - end of the period	$25,000	$—

Supplemental disclosure of non-cash activities:
Deferred offering costs included in Accrued expenses	$—	$86,165

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

As of June 30, 2025, the Company had not commenced operations. All activity through June 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three and six months ended June 30, 2025, the Company used the net proceeds derived from the Initial Public Offering and the Private Placement (as defined below) to generate non-operating income in the form of interest income from an investment in a money market fund that invests in U.S. government debt securities and classified as cash equivalents.

The Company’s sponsor is Cantor EP Holdings I, LLC (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on December 20, 2024. On January 8, 2025, the Company consummated the Initial Public Offering of 20,000,000 Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”, and such Class A ordinary shares issued in the Initial Public Offering, the “Public Shares”) at a purchase price of $10.00 per Public Share, generating gross proceeds of $200,000,000, as described in Note 3.

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

Failure to Consummate the Business Combination — The Company has until January 8, 2027, or until such earlier liquidation date as the Company’s board of directors may approve or such later date as the Company’s shareholders may approve pursuant to the Amended and Restated Memorandum and Articles (the “Combination Period”), to consummate the Business Combination. If the Company is unable to complete the Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. As further described in Note 9, the Company entered into a Business Combination Agreement, dated as of July 16, 2025, by and among the Company, Pubco (as defined in Note 9), Newco (as defined in Note 9) and the other parties thereto, and the transactions contemplated thereby will be a Business Combination that is expected to be consummated prior to the end of the Combination Period. For more information regarding such proposed Business Combination, refer to the Company’s Current Reports on Form 8-K filed with the SEC on July 17, 2025, July 22, 2025 and August 7, 2025, and the other filings the Company and Pubco may make from time to time with the SEC.

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

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, the Company had $25,000 and $0, respectively, of cash in its operating account. As of June 30, 2025 and December 31, 2024, the Company had a working capital deficit of approximately $75,000 and approximately $299,000, respectively. As of June 30, 2025 and December 31, 2024, approximately $3,316,000 and $0, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes, if any.

The Company’s liquidity needs through June 30, 2025 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $134,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the sale of the Private Placement Shares not held in the Trust Account and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor agreed to loan the Company up to $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”), of which approximately $244,000 and $0 has been drawn by the Company as of June 30, 2025 and December 31, 2024, respectively. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of both June 30, 2025 and December 31, 2024, the Company did not have any borrowings under the Working Capital Loans.

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

Basis of Presentation

The unaudited condensed financial statements are presented in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2025 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 28, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of both June 30, 2025 and December 31, 2024. The Company’s assets held in the Trust Account as of June 30, 2025 comprised predominantly of approximately $203,316,000 in cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For both the three and six months ended June 30, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal and other fees incurred in connection with the preparation for the Initial Public Offering. These costs amounted to approximately $4,500,000 and were charged against the carrying value of the Public Shares upon the completion of the Initial Public Offering. Deferred offering costs of approximately $218,000 incurred through the December 31, 2024 balance sheet date consisted of legal fees and other costs that were directly related to the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2025 and December 31, 2024, 20,000,000 and 0 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

As of June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption, as presented in the accompanying balance sheets, are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2024	$—
Gross proceeds	200,000,000
Less:
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(4,529,893)
Plus:
Accretion of carrying value to redemption value	10,845,570
Class A ordinary shares subject to possible redemption, June 30, 2025	$206,315,677

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding for the applicable periods. The Company applies the two-class method in calculating earnings per share and allocates net income (loss) pro rata to Class A ordinary shares subject to possible redemption, nonredeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,525,155	$39,107	$391,066	$—	$—	$(43,302)
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	20,000,000	500,000	5,000,000	—	—	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$0.08	$—	$—	$(0.01)

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$2,294,627	$57,366	$596,735	$—	$—	$(43,302)
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	19,226,519	480,663	5,000,000	—	—	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.12	$0.12	$0.12	$—	$—	$(0.01)

Income Taxes

Income taxes are accounted for using the asset and liability method as prescribed under ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company provides for uncertain tax positions, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from management’s estimates under different assumptions or conditions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of both June 30, 2025 and December 31, 2024, the Company has not recorded any amounts related to uncertain tax positions.

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

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The standard revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. The amendments differ from current U.S. GAAP because, for certain transactions, they replace the requirement that the primary beneficiary of a VIE is always the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. Under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The ASU does not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The new guidance will become effective for interim and annual reporting periods beginning on January 1, 2027, will require a prospective transition method for business combinations that occur after the initial adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed financial statements.

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

Investment Held in the Trust Account

Starting on January 9, 2025, the Company’s investment in a money market fund has been held in the Trust Account that is custodied by CF Secured with Continental acting as trustee.

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

Related Party Loans

On May 21, 2024, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the Pre-IPO Note. The Pre-IPO Note was non-interest bearing and was repaid in full upon completion of the Initial Public Offering. As of June 30, 2025 and December 31, 2024, the Company had $0 and approximately $134,000, respectively, outstanding under the Pre-IPO Note.

In order to finance transaction costs in connection with the Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor. The Sponsor Loan does not bear interest and is repayable by the Company to the Sponsor upon consummation of the Business Combination; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under the Sponsor Loan may be converted into Class A ordinary shares at a conversion price of $10.00 per share. Otherwise, the Sponsor Loan would be repaid only out of funds held outside the Trust Account. As of June 30, 2025 and December 31, 2024, the Company had approximately $244,000 and $0, respectively, outstanding under the Sponsor Loan.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Any Working Capital Loans will be repayable by the Company upon consummation of the Business Combination out of the proceeds of the Trust Account released to the Company; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under any Working Capital Loans may be converted into Class A ordinary shares at a conversion price of $10.00 per share. If the Company is unable to consummate the Business Combination, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

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

Administrative Support Agreement

The Company has agreed to pay $10,000 a month to the Sponsor for office space, administrative and shared personnel support services. Services commenced on January 7, 2025, the date the Class A ordinary shares were first listed on the Nasdaq Stock Market and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company. During the three months ended June 30, 2025 and 2024, the Company incurred $30,000 and $0, respectively, for these services. During the six months ended June 30, 2025 and 2024, the Company incurred approximately $58,000 and $0, respectively, for these services.

Independent Directors Compensation

Commencing on January 6, 2025, the Company compensates its independent directors through cash payments for their services on the Company’s board of directors. As a result, during the three months ended June 30, 2025 and 2024, the Company recognized $25,000 and $0, respectively, of compensation expense on its unaudited condensed statements of operations. During the six months ended June 30, 2025 and 2024, the Company recognized approximately $49,000 and $0, respectively, of compensation expense on its unaudited condensed statements of operations. The corresponding accrued compensation payable recognized on the Company’s condensed balance sheets was $25,000 and $0 as of June 30, 2025 and December 31, 2024, respectively.

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

Risks and Uncertainties

The Company’s results of operations and its ability to complete the Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s results of operations and its ability to consummate the Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, fluctuations in interest rates, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. Management continues to evaluate the impact of these factors and has concluded that while it is reasonably possible that these factors could have an effect on the Company’s financial position, results of its operations and completion of the Business Combination, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 6—Shareholders’ Deficit

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2025, there were 500,000 Class A ordinary shares issued and outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption. As of December 31, 2024, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares – The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In November 2020, the Company issued 14,375,000 Class B ordinary shares to the Sponsor. On May 21, 2024, the Sponsor surrendered, for no consideration, 9,375,000 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 14,375,000 shares to 5,000,000 shares. Information contained in the condensed financial statements has been retroactively adjusted for the surrender and cancellation. As of both June 30, 2025 and December 31, 2024, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2025, and indicates the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

June 30, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$203,315,668	$—	$—	$203,315,668
Total	$203,315,668	$—	$—	$203,315,668

As of June 30, 2025, Level 1 assets include an investment in a money market fund classified as cash equivalents; the fund holds U.S. government debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investment.

The Company did not hold assets measured at fair value on a recurring basis as of December 31, 2024.

Note 8—Segment Information

The Company has not yet commenced operations, thus all activity for the three and six months ended June 30, 2025 and 2024 relates to the Company’s formation, the Initial Public Offering, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company has identified its Chairman and Chief Executive Officer as the chief operating decision maker (the “CODM”). The Company consists of one reportable segment, because the resource allocation and assessment of performance of the entity’s business activities by the CODM are performed using the entity-wide operating results. The net income (loss) is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance.

The Company does not have operating income and therefore, it does not have any operating revenues. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three months ended June 30, 2025 and 2024, the Company earned approximately $2,130,000 and $0, respectively, of interest income on the investment held in the Trust Account. During the six months ended June 30, 2025 and 2024, the Company earned approximately $3,316,000 and $0, respectively, of interest income on investments held in the Trust Account. The Company’s significant expenses were general and administrative expenses, which were approximately $145,000 and approximately $43,000 for the three months ended June 30, 2025 and 2024, respectively, and approximately $309,000 and approximately $43,000 for the six months ended June 30, 2025 and 2024, respectively. The other expenses were administrative expenses paid to the Sponsor, which amounted to $30,000 and $0 for the three months ended June 30, 2025 and 2024, respectively, and approximately $58,000 and $0 for the six months ended June 30, 2025 and 2024, respectively. Refer to the Company’s unaudited condensed statements of operations for additional information.

As of June 30, 2025 and December 31, 2024, the Company had total assets of approximately $203,668,000 and $218,000, respectively. See the Company’s condensed balance sheets for additional information.

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that, except as described below, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

On July 16, 2025, the Company entered into a business combination agreement (the “Business Combination Agreement”), with BSTR Holdings, Inc., a Delaware corporation (“Pubco”), BSTR Intermediate, a Cayman Islands exempted company (“CEPO Merger Sub”), BSTR Holdings (Cayman), a Cayman Islands exempted company (the “Seller”), BSTR Newco, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Seller (“Newco”), PEMS Sub A, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“CEPO Subsidiary A”), PEMS Sub B, Inc., a Delaware corporation and a wholly owned subsidiary of CEPO Subsidiary A (“CEPO Subsidiary B”) and PEMS Merger Sub C, Inc., a Delaware corporation and a wholly owned subsidiary of CEPO Subsidiary B (“Newco Merger Sub”).

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby, (a) the Company will merge with and into CEPO Merger Sub, with CEPO Merger Sub continuing as the surviving entity (the “CEPO Merger”), and with the Company’s shareholders (i) holding Class B ordinary shares, receiving one Class A ordinary share for each Class B ordinary share held by such shareholder immediately prior to the CEPO Merger, and (ii) receiving one share of Class A common stock, par value $0.01 per share, of Pubco (“Pubco Class A Stock”) for each Class A ordinary share held by such shareholder at the time of the CEPO Merger, and (b) at least two hours after the CEPO Merger, Newco Merger Sub will merge with and into Newco, with Newco continuing as the surviving company (the “Newco Merger”, and together with the CEPO Merger, the “Mergers”), and with (i) the Seller receiving shares of Pubco Class A Stock and Class B common stock, par value $0.01 per share, of Pubco in exchange for its membership interests in Newco (the “Newco Interests”), and (ii) the Newco Equity PIPE Investors (as defined below) converting their Newco Interests into non-voting units of Newco (the “Newco Exchange Interests”), which Newco Exchange Interests shall be exchangeable for an equal number of shares of Pubco Class A Stock or at Pubco’s election, the cash equivalent. As a result of the Mergers and the other transactions contemplated by the Business Combination Agreement (the “Transactions”), CEPO Merger Sub will become a wholly owned subsidiary of Pubco, CEPO Subsidiary B will become the managing member of Newco, and Pubco will become a publicly traded company.

Contemporaneously with the execution of the Business Combination Agreement, (a) the Company and Pubco entered into subscription agreements (the “July Convertible Notes Subscription Agreements”) with certain investors (the “July Convertible Note Investors”), pursuant to which the July Convertible Note Investors have agreed to purchase, in a private placement, $500,000,000 aggregate principal amount of 1.00% convertible senior secured notes due five years after the closing date of the Transactions (“Convertible Notes”) to be issued pursuant to and on the terms set forth in an indenture (the “Indenture”), (b) the Company and Pubco entered into a subscription agreement with an investor, pursuant to which such investor has agreed to purchase, in a private placement, shares of Pubco’s 7.00% perpetual convertible preferred stock (the “Preferred Stock”) to be issued by Pubco pursuant to and on the terms set forth in a certificate of designations with an aggregate principal amount of $30,000,000 at $85.00 per share, (c) the Company and Pubco entered into subscription agreements with certain investors (the “CEPO Cash Equity PIPE Investors”), pursuant to which the CEPO Cash Equity PIPE Investors have agreed to purchase, in a private placement immediately prior to the CEPO Merger, 40,000,000 Class A ordinary shares, at a purchase price of $10.00 per share payable in cash, for an aggregate purchase price of $400,000,000, (d) the Company and Pubco entered into subscription agreements with certain investors (the “CEPO Bitcoin Equity PIPE Investors”), pursuant to which the CEPO Bitcoin Equity PIPE Investors have agreed to purchase, in a private placement immediately prior to the CEPO Merger, a certain number of Class A ordinary shares, at $10.00 per share, in exchange for 4,156.11 Bitcoin in the aggregate, with the number of Class A ordinary shares to be issued to each CEPO BTC Equity PIPE Investor being equal to (i) the product of (A) the number of Bitcoin contributed by such CEPO BTC Equity PIPE Investor multiplied by (B) the U.S. dollar price of one Bitcoin as determined by the average of the CME CF Bitcoin Reference Rate - New York Variant for the ten-day period ending on the second day prior to the closing date of the Transactions (the “Closing Bitcoin Price”), and then divided by (ii) $10.00, and (e) the Company, Pubco and Newco entered into subscription agreements with certain investors (the “Newco Equity PIPE Investors”), pursuant to which the Newco Equity PIPE Investors have agreed to purchase, in a private placement immediately prior to the Newco Merger, a certain number of Newco Interests, at $10.00 per interest, in exchange for 865 Bitcoin in the aggregate, with the number of Newco Interests to be issued to each Newco Equity PIPE Investor being equal to (i) the product of (A) the number of Bitcoin contributed by such Newco Equity PIPE Investor multiplied by (B) the Closing Bitcoin Price, and then divided by (ii) $10.00.

Pubco has also granted the July Convertible Note Investors options to purchase (i) additional Convertible Notes in an aggregate principal amount of up to $125,000,000, exercisable within fifteen days following the date of the July Convertible Notes Subscription Agreements (the “First Convertible Notes Option”), (ii) additional Convertible Notes in an aggregate principal amount of up to $125,000,000, exercisable within thirty days following the date of the July Convertible Notes Subscription Agreements, and (iii) Preferred Stock in an aggregate amount of up to $320,000,000, exercisable within thirty days following the date of the July Convertible Notes Subscription Agreements. As of August 1, 2025, certain July Convertible Notes Investors exercised their pro rata share of the First Convertible Notes Option (including with respect to the unexercised portion of other July Convertible Notes Investors) to purchase additional Convertible Notes in an aggregate principal amount of $34,870,000.

Simultaneously with the execution of the Business Combination Agreement, Pubco, the Company and the Sponsor entered into a Sponsor Support Agreement pursuant to which the Sponsor, among other things, agreed to vote its Class A ordinary shares and Class B ordinary shares in favor of the adoption and approval of the Business Combination Agreement and the transactions contemplated thereby.

Certain of the Company’s existing agreements will be amended or amended and restated in connection with the Transactions.

On August 7, 2025, the Company and Pubco entered into subscription agreements with certain investors (the “August Convertible Note Investors”), pursuant to which the August Convertible Note Investors have agreed to purchase, in a private placement, $30,500,000 aggregate principal amount of Convertible Notes to be issued pursuant to and on the terms set forth in the Indenture.

For more information regarding the Transactions, refer to the Company’s filings with the SEC, including the Current Reports on Form 8-K filed by the Company with the SEC on July 17, 2025, July 22, 2025 and August 7, 2025, and the other filings the Company and Pubco may make from time to time with the SEC.

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

On July 16, 2025, we entered into a business combination agreement (the “Business Combination Agreement”), with BSTR Holdings, Inc., a Delaware corporation (“Pubco”), BSTR Intermediate, a Cayman Islands exempted company (“CEPO Merger Sub”), BSTR Holdings (Cayman), a Cayman Islands exempted company (the “Seller”), BSTR Newco, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Seller (“Newco”), PEMS Sub A, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“CEPO Subsidiary A”), PEMS Sub B, Inc., a Delaware corporation and a wholly owned subsidiary of CEPO Subsidiary A (“CEPO Subsidiary B”) and PEMS Merger Sub C, Inc., a Delaware corporation and a wholly owned subsidiary of CEPO Subsidiary B (“Newco Merger Sub”).

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby, (a) we will merge with and into CEPO Merger Sub, with CEPO Merger Sub continuing as the surviving entity (the “CEPO Merger”), and with our shareholders (i) holding our Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares”), receiving one Class A ordinary share for each Class B ordinary share held by such shareholder immediately prior to the CEPO Merger, and (ii) receiving one share of Class A common stock, par value $0.01 per share, of Pubco (“Pubco Class A Stock”) for each Class A ordinary share held by such shareholder at the time of the CEPO Merger, and (b) at least two hours after the CEPO Merger, Newco Merger Sub will merge with and into Newco, with Newco continuing as the surviving company (the “Newco Merger”, and together with the CEPO Merger, the “Mergers”), and with (i) the Seller receiving shares of Pubco Class A Stock and Class B common stock, par value $0.01 per share, of Pubco in exchange for its membership interests in Newco (the “Newco Interests”), and (ii) the Newco Equity PIPE Investors (as defined below) converting their Newco Interests into non-voting units of Newco (the “Newco Exchange Interests”), which Newco Exchange Interests shall be exchangeable for an equal number of shares of Pubco Class A Stock or at Pubco’s election, the cash equivalent. As a result of the Mergers and the other transactions contemplated by the Business Combination Agreement (the “Transactions”), CEPO Merger Sub will become a wholly owned subsidiary of Pubco, CEPO Subsidiary B will become the managing member of Newco, and Pubco will become a publicly traded company.

Contemporaneously with the execution of the Business Combination Agreement, (a) we and Pubco entered into subscription agreements (the “July Convertible Notes Subscription Agreements”) with certain investors (the “July Convertible Note Investors”), pursuant to which the July Convertible Note Investors have agreed to purchase, in a private placement, $500,000,000 aggregate principal amount of 1.00% convertible senior secured notes due five years after the closing date of the Transactions (“Convertible Notes”) to be issued pursuant to and on the terms set forth in an indenture (the “Indenture”), (b) we and Pubco entered into a subscription agreement with an investor, pursuant to which such investor has agreed to purchase, in a private placement, shares of Pubco’s 7.00% perpetual convertible preferred stock (the “Preferred Stock”) to be issued by Pubco pursuant to and on the terms set forth in a certificate of designations with an aggregate principal amount of $30,000,000 at $85.00 per share, (c) we and Pubco entered into subscription agreements with certain investors (the “CEPO Cash Equity PIPE Investors”), pursuant to which the CEPO Cash Equity PIPE Investors have agreed to purchase, in a private placement immediately prior to the CEPO Merger, 40,000,000 Class A ordinary shares, at a purchase price of $10.00 per share payable in cash, for an aggregate purchase price of $400,000,000, (d) we and Pubco entered into subscription agreements with certain investors (the “CEPO Bitcoin Equity PIPE Investors”), pursuant to which the CEPO Bitcoin Equity PIPE Investors have agreed to purchase, in a private placement immediately prior to the CEPO Merger, a certain number of Class A ordinary shares, at $10.00 per share, in exchange for 4,156.11 Bitcoin in the aggregate, with the number of Class A ordinary shares to be issued to each CEPO BTC Equity PIPE Investor being equal to (i) the product of (A) the number of Bitcoin contributed by such CEPO BTC Equity PIPE Investor multiplied by (B) the U.S. dollar price of one Bitcoin as determined by the average of the CME CF Bitcoin Reference Rate - New York Variant for the ten-day period ending on the second day prior to the closing date of the Transactions (the “Closing Bitcoin Price”), and then divided by (ii) $10.00, and (e) we, Pubco and Newco entered into subscription agreements with certain investors (the “Newco Equity PIPE Investors”), pursuant to which the Newco Equity PIPE Investors have agreed to purchase, in a private placement immediately prior to the Newco Merger, a certain number of Newco Interests, at $10.00 per interest, in exchange for 865 Bitcoin in the aggregate, with the number of Newco Interests to be issued to each Newco Equity PIPE Investor being equal to (i) the product of (A) the number of Bitcoin contributed by such Newco Equity PIPE Investor multiplied by (B) the Closing Bitcoin Price, and then divided by (ii) $10.00.

Pubco has also granted the July Convertible Note Investors options to purchase (i) additional Convertible Notes in an aggregate principal amount of up to $125,000,000, exercisable within fifteen days following the date of the July Convertible Notes Subscription Agreements (the “First Convertible Notes Option”), (ii) additional Convertible Notes in an aggregate principal amount of up to $125,000,000, exercisable within thirty days following the date of the July Convertible Notes Subscription Agreements, and (iii) Preferred Stock in an aggregate amount of up to $320,000,000, exercisable within thirty days following the date of the July Convertible Notes Subscription Agreements. As of August 1, 2025, certain July Convertible Notes Investors exercised their pro rata share of the First Convertible Notes Option (including with respect to the unexercised portion of other July Convertible Notes Investors) to purchase additional Convertible Notes in an aggregate principal amount of $34,870,000.

Simultaneously with the execution of the Business Combination Agreement, we, Pubco and the Sponsor entered into a Sponsor Support Agreement pursuant to which the Sponsor, among other things, agreed to vote its Class A ordinary shares and Class B ordinary shares in favor of the adoption and approval of the Business Combination Agreement and the transactions contemplated thereby.

Certain of our existing agreements will be amended or amended and restated in connection with the Transactions.

On August 7, 2025, we and Pubco entered into subscription agreements with certain investors (the “August Convertible Note Investors”), pursuant to which the August Convertible Note Investors have agreed to purchase, in a private placement, $30,500,000 aggregate principal amount of Convertible Notes to be issued pursuant to and on the terms set forth in the Indenture.

For more information regarding the Transactions, refer to our filings with the SEC, including the Current Reports on Form 8-K filed by us with the SEC on July 17, 2025, July 22, 2025 and August 7, 2025, and the other filings we and Pubco may make from time to time with the SEC.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, we had $25,000 and $0, respectively, of cash in our operating account. As of June 30, 2025 and December 31, 2024, we had a working capital deficit of approximately $75,000 and approximately $299,000, respectively. As of June 30, 2025 and December 31, 2024, approximately $3,316,000 and $0, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes, if any.

Our liquidity needs through June 30, 2025 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of our Class B ordinary shares, a loan of approximately $134,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan us up to $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements (the “Sponsor Loan”), of which approximately $244,000 and $0 has been drawn by us as of June 30, 2025 and December 31, 2024, respectively.

If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”). As of both June 30, 2025 and December 31, 2024, we did not have any borrowings under the Working Capital Loans.

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

Results of Operations

Our entire activity from inception through June 30, 2025 related to our formation, the Initial Public Offering, and to our efforts toward locating and completing a suitable Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Business Combination. We have generated non-operating income in the form of interest income on amounts held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net income of approximately $1,955,000, which consisted of approximately $2,130,000 of interest income on investments held in the Trust Account, partially offset by approximately $145,000 of general and administrative expenses, and $30,000 of administrative expenses paid to the Sponsor.

For the three months ended June 30, 2024, we had a net loss of approximately $43,000, which resulted from approximately $43,000 of general and administrative expenses.

For the six months ended June 30, 2025, we had net income of approximately $2,949,000, which consisted of approximately $3,316,000 of interest income on investments held in the Trust Account, partially offset by approximately $309,000 of general and administrative expenses, and approximately $58,000 of administrative expenses paid to the Sponsor.

For the six months ended June 30, 2024, we had a net loss of approximately $43,000, which resulted from approximately $43,000 of general and administrative expenses.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete the Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate the Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, fluctuations in interest rates, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete the Business Combination.

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

As of June 30, 2025 and December 31, 2024, we had approximately $244,000 and $0, respectively, outstanding under the Sponsor Loan. As of both June 30, 2025 and December 31, 2024, we had no borrowings under the Working Capital Loans or the Sponsor Note.

Investment Held in the Trust Account

Starting on January 9, 2025, our investment in a money market fund has been held in the Trust Account that is custodied by CF Secured with Continental acting as trustee.

Critical Accounting Policies and Estimates

We have identified the following as our critical accounting policies:

Use of Estimates

The preparation of our unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our condensed balance sheets, unaudited condensed statements of operations, unaudited condensed statements of shareholders’ equity (deficit) and unaudited condensed statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2025 and December 31, 2024, 20,000,000 and 0 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity outside of the shareholders’ deficit section of our condensed balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per share and allocate net income (loss) pro rata to Class A ordinary shares subject to possible redemption, nonredeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

See Note 2—“Summary of Significant Accounting Policies” to our unaudited condensed financial statements in Part I, Item 1 of this Report for additional information regarding these critical accounting policies and other significant accounting policies.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus related to the Initial Public Offering as filed with the SEC on January 7, 2025 (the “Final Prospectus”). Any of the previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 500,000 Class A ordinary shares to the Sponsor at a price of $10.00 per share in the Private Placement, generating gross proceeds of $5,000,000. No underwriting discounts or commissions were paid with respect to such sale. This issuance was pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

CANTOR EQUITY PARTNERS I, INC.

Date: August 14, 2025	By:	/s/ Brandon Lutnick
	Name:	Brandon Lutnick
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)