Form 10-Q
period 2025-09-30
Cantor Equity Partners I, Inc.
filed 2025-11-14
CIK 2027708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 20,500,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CANTOR EQUITY PARTNERS I, INC.

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (Unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR EQUITY PARTNERS I, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000	$—
Prepaid expenses	208,501	—
Receivable from related party	375	—
Total Current Assets	233,876	—
Cash and cash equivalents held in Trust Account	205,465,011	—
Deferred offering costs	—	217,609
Other assets	50,193	—
Total Assets	$205,749,080	$217,609

Liabilities and Shareholders’ Deficit:
Current Liabilities:
Accrued expenses	$320,471	$165,031
Notes payable – related party	330,261	134,240
Total Current Liabilities	650,732	299,271
Forward sale securities liability	569,799	—
Total Liabilities	1,220,531	299,271

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 20,000,000 and 0 shares issued and outstanding at redemption value of $10.42 and $0 per share as of September 30, 2025 and December 31, 2024, respectively	208,465,011	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of both September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 500,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) as of September 30, 2025 and none issued or outstanding as of December 31, 2024	50	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding as of both September 30, 2025 and December 31, 2024	500	500
Additional paid-in capital	—	24,500
Accumulated deficit	(3,937,012)	(106,662)
Total Shareholders’ Deficit	(3,936,462)	(81,662)

Total Liabilities, Commitments and Contingencies and Shareholders’ Deficit	$205,749,080	$217,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTOR EQUITY PARTNERS I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

General and administrative costs	$358,159	$14,040	$667,043	$57,342
Administrative expenses – related party	30,000	—	88,065	—
Loss from operations	(388,159)	(14,040)	(755,108)	(57,342)
Interest income on investments held in the Trust Account	2,149,334	—	5,465,011	—
Change in fair value of forward sale securities	(569,799)	—	(569,799)	—
Net income (loss)	$1,191,376	$(14,040)	$4,140,104	$(57,342)

Weighted average number of ordinary shares outstanding:
Class A – Public shares	20,000,000	—	19,487,179	—
Class A – Private placement	500,000	—	487,179	—
Class B – Ordinary shares	5,000,000	5,000,000	5,000,000	5,000,000 (1)
Basic and diluted net income (loss) per share:
Class A – Public shares	$0.05	$—	$0.17	$—
Class A – Private placement	$0.05	$—	$0.17	$—
Class B – Ordinary shares	$0.05	$(0.00)	$0.17	$(0.01)

(1)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 9,375,000 Class B ordinary shares on May 21, 2024 (See Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTOR EQUITY PARTNERS I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	5,000,000	$500	$24,500	$(106,662)	$(81,662)
Sale of Class A ordinary shares to Sponsor in private placement	500,000	50	—	—	4,999,950	—	5,000,000
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—	—	(5,024,450)	(3,691,391)	(8,715,841)
Net income	—	—	—	—	—	993,400	993,400
Balance – March 31, 2025	500,000	$50	5,000,000	$500	$—	$(2,804,653)	$(2,804,103)
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—	—	—	(2,129,729)	(2,129,729)
Net income	—	—	—	—	—	1,955,328	1,955,328
Balance – June 30, 2025	500,000	$50	5,000,000	$500	$—	$(2,979,054)	$(2,978,504)
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—	—	—	(2,149,334)	(2,149,334)
Net income	—	—	—	—	—	1,191,376	1,191,376
Balance – September 30, 2025	500,000	$50	5,000,000	$500	$—	$(3,937,012)	$(3,936,462)

For the Three and Nine Months Ended September 30, 2024

	Ordinary Shares						Additional		Total Shareholder’s
	Class A		Class B				Paid-In	Accumulated	Equity
	Shares	Amount	Shares		Amount		Capital	Deficit	(Deficit)
Balance – December 31, 2023	—	$—	5,000,000	(1)	$500	(1)	$24,500	$(22,260)	$2,740
Net loss	—	—	—		—		—	—	—
Balance – March 31, 2024	—	$—	5,000,000	(1)	$500	(1)	$24,500	$(22,260)	$2,740
Net loss	—	—	—		—		—	(43,302)	(43,302)
Balance – June 30, 2024	—	$—	5,000,000		$500		$24,500	$(65,562)	$(40,562)
Net loss	—	—	—		—		—	(14,040)	(14,040)
Balance – September 30, 2024	—	$—	5,000,000		$500		$24,500	$(79,602)	$(54,602)

(1)	The number of shares and the amounts have been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 9,375,000 Class B ordinary shares on May 21, 2024 (See Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTOR EQUITY PARTNERS I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$4,140,104	$(57,342)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
General and administrative expenses paid by related party	235,268	—
Interest income on investments held in the Trust Account	(5,465,011)	—
Change in fair value of forward sale securities	569,799	—
Changes in operating assets and liabilities:
Deferred offering costs	217,609	(116,665)
Prepaid expenses	249,937	2,740
Receivable from related party	(375)	—
Other assets	(50,193)	—
Accrued expenses	155,440	86,687
Net cash provided by (used in) operating activities	52,578	(84,580)

Cash flows from investing activities:
Cash deposited in the Trust Account	(200,000,000)	—
Net cash used in investing activities	(200,000,000)	—

Cash flows from financing activities:
Proceeds received from initial public offering	200,000,000	—
Proceeds received from private placement	5,000,000	—
Offering costs paid	(4,298,137)	—
Deferred offering costs paid by related party	(231,756)	—
Proceeds from Notes payable – related party	330,261	84,580
Payment on Notes payable – related party	(134,240)	—
Payment on Payable to related party	(693,706)	—
Net cash provided by financing activities	199,972,422	84,580

Net change in Cash	25,000	—
Cash – beginning of the period	—	—
Cash – end of the period	$25,000	$—

Supplemental disclosure of non-cash activities:
Deferred offering costs included in Accrued expenses	$—	$86,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTOR EQUITY PARTNERS I, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2025, the Company had not commenced operations. All activity through September 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three and nine months ended September 30, 2025, the Company used the net proceeds derived from the Initial Public Offering and the Private Placement (as defined below) to generate non-operating income in the form of interest income from an investment in a money market fund that invests in U.S. government debt securities and classified as cash equivalents. During the three and nine months ended September 30, 2025, the Company also recognized changes in the fair value of the forward sale securities (as further described below) as other loss.

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

Business Combination Agreement — On July 16, 2025, the Company entered into a business combination agreement (the “Business Combination Agreement”), with BSTR Holdings, Inc., a Delaware corporation (“Pubco”), BSTR Intermediate, a Cayman Islands exempted company and a wholly owned subsidiary of Pubco (“CEPO Merger Sub”), BSTR Holdings (Cayman), a Cayman Islands exempted company (the “Seller”), BSTR Newco, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Seller (“Newco”), PEMS Sub A, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“CEPO Subsidiary A”), PEMS Sub B, Inc., a Delaware corporation and a wholly owned subsidiary of CEPO Subsidiary A (“CEPO Subsidiary B”) and PEMS Merger Sub C, Inc., a Delaware corporation and a wholly owned subsidiary of CEPO Subsidiary B (“Newco Merger Sub”).

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing”), (a) the Company will merge with and into CEPO Merger Sub, with CEPO Merger Sub continuing as the surviving entity (the “CEPO Merger”), and with the Company’s shareholders (i) holding Class B ordinary shares, receiving one Class A ordinary share for each Class B ordinary share held by such shareholder immediately prior to the CEPO Merger, and (ii) receiving one share of Class A common stock, par value $0.01 per share, of Pubco (“Pubco Class A Stock”) for each Class A ordinary share held by such shareholder at the time of the CEPO Merger, and (b) at least two hours after the CEPO Merger, Newco Merger Sub will merge with and into Newco, with Newco continuing as the surviving company (the “Newco Merger”, and together with the CEPO Merger, the “Mergers”), and with (i) the Seller receiving shares of Pubco Class A Stock and Class B common stock, par value $0.01 per share, of Pubco in exchange for its membership interests in Newco (the “Newco Interests”), and (ii) the Newco Equity Investors (as defined below) converting their Newco Interests into non-voting units of Newco (the “Newco Exchange Interests”), which Newco Exchange Interests shall be exchangeable for an equal number of shares of Pubco Class A Stock or, at Pubco’s election, the cash equivalent. As a result of the Mergers and the other transactions contemplated by the Business Combination Agreement (the “Transactions”), CEPO Merger Sub will become a wholly owned subsidiary of Pubco, CEPO Subsidiary B will become the managing member of Newco, and Pubco will become a publicly traded company.

Concurrently with the execution of the Business Combination Agreement, the Company and Pubco entered into subscription agreements (the “July Convertible Notes Subscription Agreements”) with certain investors (the “July Convertible Note Investors”), pursuant to which the July Convertible Note Investors have agreed to purchase, in a private placement, $500,000,000 aggregate principal amount of 1.00% convertible senior secured notes to be issued by Pubco (“Convertible Notes”) due five years after the date of the Closing to be issued pursuant to and on the terms set forth in an indenture (the “Indenture”) in the form attached to the July Convertible Notes Subscription Agreements (the “Initial Convertible Notes Private Placement”). In addition, Pubco granted the July Convertible Note Investors options to purchase (i) additional Convertible Notes in an aggregate principal amount of up to $125,000,000, exercisable within fifteen days following the date of the July Convertible Notes Subscription Agreements (the “First Convertible Notes Option”), (ii) additional Convertible Notes in an aggregate principal amount of up to $125,000,000, exercisable within thirty days following the date of the July Convertible Notes Subscription Agreements (the “Second Convertible Notes Option” and, together with the First Convertible Notes Option, the “Convertible Notes Options”), and (iii) 3,200,000 shares of 7.00% perpetual convertible preferred stock (the “Preferred Stock”) in an aggregate principal amount of up to $320,000,000 to be issued by Pubco pursuant to and on the terms set forth in a certificate of designations (the “Certificate of Designations”) in the form attached to the July Preferred Stock Subscription Agreement (as defined below), exercisable within thirty days following the date of the July Convertible Notes Subscription Agreements (the “Preferred Stock Option” and, together with the Initial Convertible Notes Private Placement and Convertible Notes Options, the “July Convertible Notes Private Placement”), in each case, on a pro rata basis based on such July Convertible Note Investor’s participation in the Initial Convertible Notes Private Placement. Further, the July Convertible Notes Subscription Agreements provide that if any July Convertible Notes Investors should elect not to exercise their pro rata share of the First Convertible Notes Option, Second Convertible Notes Option or Preferred Stock Option, as applicable, such unexercised Convertible Notes Options or Preferred Stock Option will be offered to and may be exercised by the remaining July Convertible Notes Investors pro rata to their participation in the July Convertible Note Private Placement and the First Convertible Notes Option, Second Convertible Notes Option or Preferred Stock Option, as applicable, until 5:00 p.m. New York time on the Business Day immediately after the expiry of the applicable Convertible Notes Option or the Preferred Stock Option (the “Unexercised Option”).

Pursuant to the terms of the July Convertible Notes Subscription Agreements, certain July Convertible Notes Investors exercised their pro rata share of the First Convertible Notes Option and the Unexercised Option in relation to the First Convertible Notes Option to purchase additional Convertible Notes in an aggregate principal amount of $34,870,000 and of the Second Convertible Notes Option and the Unexercised Option in relation to the Second Convertible Notes Option to purchase additional Convertible Notes in an aggregate principal amount of $9,323,000.

On August 7, 2025, the Company and Pubco entered into subscription agreements (the “August Convertible Notes Subscription Agreements”) with certain investors (the “August Convertible Notes Investors”), pursuant to which the August Convertible Notes Investors have agreed to purchase, in a private placement, $30,500,000 aggregate principal amount of Convertible Notes to be issued by Pubco pursuant to and on the terms set forth in the Indenture (the “August Convertible Notes Private Placement” and together with the July Convertible Notes Private Placement, the “Convertible Notes Private Placement”). Pursuant to the July Convertible Notes Private Placement and the August Convertible Notes Private Placement, taken together, the total aggregate principal amount of the Convertible Notes to be issued by Pubco at Closing will be $574,693,000.

Concurrently with the execution of the Business Combination Agreement, the Company and Pubco entered into a subscription agreement (the “July Preferred Stock Subscription Agreement”) with an investor (the “July Preferred Stock Investor”), pursuant to which the July Preferred Stock Investor has agreed to purchase, in a private placement, 300,000 shares of Preferred Stock with an aggregate principal amount of $30,000,000 at $85.00 per share for an aggregate purchase price $25,500,000 to be issued by Pubco pursuant to and on the terms set forth in the Certificate of Designations (the “July Preferred Stock Private Placement”).

Pursuant to the terms of the July Convertible Notes Subscription Agreements, certain July Convertible Notes Investors exercised their pro rata share of the Preferred Stock Option and the Unexercised Option in relation to the Preferred Stock Option to purchase an aggregate of approximately 2,236,000 shares of Preferred Stock with an aggregate principal amount of approximately $223,620,000 at a purchase price of $85.00 per share for a total aggregate purchase price of approximately $190,080,000.

On August 25, 2025, the Company and Pubco entered into subscription agreements (the “August Preferred Stock Subscription Agreements” and, together with the July Preferred Stock Subscription Agreement, the “Preferred Stock Subscription Agreements”) with certain investors (the “August Preferred Stock Investors” and, together with the July Preferred Stock Investor, the “Preferred Stock Investors”), pursuant to which the August Preferred Stock Investors have agreed to purchase, in a private placement, an aggregate of 482,924 shares of Preferred Stock to be issued by Pubco with an aggregate principal amount of approximately $48,300,000, at a purchase price of $85.00 per share, for an aggregate purchase price of approximately $41,050,000 (the “August Preferred Stock Private Placement”, and together with the July Preferred Stock Private Placement, the “Preferred Stock Private Placements”). With the inclusion of the shares of Preferred Stock subscribed for in the Preferred Stock Private Placements and the exercise of the Preferred Stock Option by certain July Convertible Notes Investors, taken together, Pubco will issue 3,019,200 shares of Preferred Stock at Closing in the aggregate with a total aggregate principal amount of $301,920,000, for a total purchase price of $256,632,000.

Concurrently with the execution of the Business Combination Agreement, the Company and Pubco entered into subscription agreements (the “CEPO Cash Equity PIPE Subscription Agreements”) with certain investors (the “CEPO Cash Equity PIPE Investors”), pursuant to which the CEPO Cash Equity PIPE Investors have agreed to purchase, in a private placement immediately prior to the CEPO Merger, 40,000,000 Class A ordinary shares (the “CEPO Cash Equity PIPE Shares”), at a purchase price of $10.00 per share payable in cash, for an aggregate purchase price of $400,000,000 (the “CEPO Cash Equity PIPE”).

Additionally, concurrently with the execution of the Business Combination Agreement, the Company and Pubco entered into subscription agreements (the “July CEPO BTC Equity PIPE Subscription Agreements” and, together with the August CEPO BTC Equity PIPE Subscription Agreement (as defined below), the “CEPO BTC Equity PIPE Subscription Agreements”) with certain investors (the “July CEPO BTC Equity PIPE Investors” and, together with the August CEPO BTC Equity PIPE Investor (as defined below), the “CEPO BTC Equity PIPE Investors”), pursuant to which the July CEPO BTC Equity PIPE Investors have agreed to purchase, in a private placement immediately prior to the CEPO Merger, a certain number of Class A ordinary shares, at $10.00 per share, in exchange for 4,156.11 Bitcoin in the aggregate, with the number of Class A ordinary shares to be issued to each July CEPO BTC Equity PIPE Investor being equal to (i) the product of (A) the number of Bitcoin contributed by such July CEPO BTC Equity PIPE Investor multiplied by (B) the U.S. dollar price of one Bitcoin as determined by the average of the CME CF Bitcoin Reference Rate - New York Variant for the ten-day period ending on the second day prior to the closing date of the Transactions (the “Closing Bitcoin Price”), and then divided by (ii) $10.00 (the “July CEPO BTC PIPE” and, together with the August CEPO BTC Equity PIPE (as defined below) and the CEPO Cash Equity PIPE, the “CEPO Equity PIPEs”).

Concurrently with the execution of the Business Combination Agreement, the Company, Pubco and Newco entered into subscription agreements (the “Newco Subscription Agreements”) with certain investors (the “Newco Equity Investors”), pursuant to which the Newco Equity Investors have agreed to purchase, in a private placement immediately prior to the Newco Merger, a certain number of Newco Interests, at $10.00 per interest, in exchange for 865 Bitcoin in the aggregate, with the number of Newco Interests to be issued to each Newco Equity Investor being equal to (i) the product of (A) the number of Bitcoin contributed by such Newco Equity Investor multiplied by (B) the Closing Bitcoin Price, and then divided by (ii) $10.00 (the “Newco Private Placement”).

On August 28, 2025, (i) the Company and Pubco entered into a subscription agreement (the “August CEPO BTC Equity PIPE Subscription Agreement”) with an investor in the Newco Private Placement (the “August CEPO BTC Equity PIPE Investor”) in substantially the same form as the July CEPO BTC Equity PIPE Subscription Agreements, pursuant to which such investor agreed to purchase, in a private placement, a certain number of Class A ordinary shares, at $10.00 per share, in exchange for 20 Bitcoin, with the number of Class A ordinary shares to be issued to such investor being equal to (i) the product of (A) 20 Bitcoin multiplied by (B) the Closing Bitcoin Price and then divided by (ii) $10.00 (the “August CEPO BTC Equity PIPE”), and (ii) simultaneously therewith, the Company, Pubco and Newco entered into a termination agreement with such investor in the Newco Private Placement, which terminated the Newco Subscription Agreement with such investor, pursuant to which such investor had agreed to purchase Newco Class A Interests in exchange for 20 Bitcoin. As a result of the August CEPO BTC Equity PIPE, the total number of Bitcoin to be contributed by investors at Closing pursuant to the July CEPO BTC Equity PIPE, the Newco Private Placement and the August CEPO BTC Equity PIPE, remains at 5,021.11 Bitcoin.

Simultaneously with the execution of the Business Combination Agreement, Pubco, the Company and the Sponsor entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor, among other things, agreed to vote its Class A ordinary shares and Class B ordinary shares in favor of the adoption and approval of the Business Combination Agreement and the transactions contemplated thereby.

Certain of the Company’s existing agreements will be amended or amended and restated in connection with the Transactions.

For more information regarding the Transactions, refer to the Company’s filings with the SEC, including the Current Reports on Form 8-K filed by the Company with the SEC on July 17, 2025, July 22, 2025, August 7, 2025, August 25, 2025, and August 28, 2025, and the other filings the Company and Pubco may make from time to time with the SEC.

Forward Sale Securities — As described above, in connection with the Business Combination, pursuant to the CEPO BTC Equity PIPE Subscription Agreements, the CEPO BTC Equity PIPE Investors committed to purchase a certain number of Class A ordinary shares, at $10.00 per share, in exchange for 4,176.11 Bitcoin in the aggregate. The Class A ordinary shares to be issued by the Company pursuant to the CEPO BTC Equity PIPE Subscription Agreements are referred in the Company’s condensed consolidated financial statements and the footnotes as the forward sale securities.

Failure to Consummate the Business Combination — The Company has until January 8, 2027, or until such earlier liquidation date as the Company’s board of directors may approve or such later date as the Company’s shareholders may approve pursuant to the Amended and Restated Memorandum and Articles (the “Combination Period”), to consummate the Business Combination. If the Company is unable to complete the Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, the Company had $25,000 and $0, respectively, of cash in its operating account. As of September 30, 2025 and December 31, 2024, the Company had a working capital deficit of approximately $417,000 and approximately $299,000, respectively. As of September 30, 2025 and December 31, 2024, approximately $5,465,000 and $0, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes, if any.

The Company’s liquidity needs through September 30, 2025 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $134,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the sale of the Private Placement Shares not held in the Trust Account and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor agreed to loan the Company up to $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”), of which approximately $330,000 and $0 has been drawn by the Company as of September 30, 2025 and December 31, 2024, respectively. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of both September 30, 2025 and December 31, 2024, the Company did not have any borrowings under the Working Capital Loans.

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

Basis of Presentation

The unaudited condensed consolidated financial statements are presented in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2025 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 28, 2025.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

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

This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the forward sale securities. Such estimates may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of both September 30, 2025 and December 31, 2024. The Company’s assets held in the Trust Account as of September 30, 2025 comprised predominantly of approximately $205,465,000 in cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For both the three and nine months ended September 30, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Under ASC 820, Fair Value Measurement (“ASC 820”), “fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts presented in the condensed consolidated balance sheets, primarily due to their short-term nature, with the exception of the forward sale securities.

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

Forward Sale Securities

The Company accounts for the forward sale securities as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the CEPO BTC Equity PIPE Subscription Agreements using applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the forward sale securities are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the forward sale securities are indexed to the Company’s own shares. This assessment, which requires the use of professional judgment, is conducted at the time of the execution of the CEPO BTC Equity PIPE Subscription Agreements and as of each subsequent quarterly period-end date while the forward sale securities are outstanding. The forward sale securities that do not meet all the criteria for equity classification are required to be recorded at their initial fair value at the time of the execution of the CEPO BTC Equity PIPE Subscription Agreements and on each balance sheet date thereafter. Changes in the estimated fair value of the forward sale securities are recognized on the unaudited condensed consolidated statements of operations in the period of the change.

The Company accounts for the forward sale securities in accordance with guidance in ASC 480-10, Distinguishing Liabilities from Equity, pursuant to which the forward sale securities do not meet the criteria for equity classification and must be recorded as liabilities or assets. See Note 7 for further discussion of the methodology used to determine the fair value of the forward sale securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2025 and December 31, 2024, 20,000,000 and 0 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

As of September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption, as presented in the accompanying condensed consolidated balance sheets, are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2024	$—
Gross proceeds	200,000,000
Less:
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(4,529,893)
Plus:
Accretion of carrying value to redemption value	12,994,904
Class A ordinary shares subject to possible redemption, September 30, 2025	$208,465,011

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

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30, 2025			For the Three Months Ended September 30, 2024
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$929,273	$23,828	$238,275	$—	$—	$(14,040)
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	20,000,000	500,000	5,000,000	—	—	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$0.05	$—	$—	$(0.00)

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$3,230,471	$80,762	$828,871	$—	$—	$(57,342)
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	19,487,179	487,179	5,000,000	—	—	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.17	$0.17	$0.17	$—	$—	$(0.01)

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

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of both September 30, 2025 and December 31, 2024, the Company has not recorded any amounts related to uncertain tax positions.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company recorded no income tax provision for the periods presented.

Segment Reporting

The Company has one reportable segment. See Note 8—Segment Information for additional information.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that were previously required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures previously required under ASC 280. The Company adopted the standard on the required effective date for the financial statements issued for the annual reporting periods beginning on January 1, 2024 and applies the guidance for the interim periods beginning on January 1, 2025. The adoption of the new guidance did not have an impact on the Company’s unaudited condensed consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The Conceptual Framework establishes concepts that the FASB considers in developing standards. The ASU was issued to remove references to the Conceptual Framework in the Codification. The FASB noted that references to the Concepts Statements in the Codification could have implied that the Concepts Statements are authoritative. Also, some of the references removed were to Concepts Statements that are superseded. The Company adopted the standard on the required effective date beginning on January 1, 2025 using a prospective transition method for all new transactions recognized on or after the effective date. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

New Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The new guidance will become effective for the Company’s consolidated financial statements issued for annual reporting periods beginning on January 1, 2025, will require prospective presentation with an option to apply it retrospectively for each period presented, and early adoption is permitted. Management is continuing its implementation effort of the new guidance, including drafting new financial statement disclosures required by the standard and developing appropriate internal controls. The adoption of the new guidance is not expected to have an impact on the Company’s unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard improves financial reporting and responds to investor input that additional expense detail is fundamental to understanding the performance of an entity, assessing its prospects for future cash flows, and comparing its performance over time and with that of other entities. The new guidance requires public business entities to disclose in the notes to financial statements specified information about certain costs and expenses at each interim and annual reporting period. Specified expenses, gains or losses that are already disclosed under existing U.S. GAAP will be required by the ASU to be included in the disaggregated income statement expense line item disclosures, and any remaining amounts will need to be described qualitatively. The new guidance will become effective for the Company’s consolidated financial statements issued for annual reporting periods beginning on January 1, 2027 and interim reporting periods beginning on January 1, 2028, will require either prospective or retrospective presentation, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed consolidated financial statements.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The standard revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. The amendments differ from current U.S. GAAP because, for certain transactions, they replace the requirement that the primary beneficiary of a VIE is always the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. Under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The ASU does not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The new guidance will become effective for interim and annual reporting periods beginning on January 1, 2027, will require a prospective transition method for business combinations that occur after the initial adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed consolidated financial statements.

SEC Rule on Climate-Related Disclosures

In March 2024, the SEC adopted final rules relating to The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in a note to their audited financial statements. The disclosures under the final rules would include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (“RECs”) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants would be required to disclose information about the offsets and RECs. Registrants would also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants would be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. In April 2024, the SEC released an order staying the rules pending judicial review of all of the petitions challenging the rules and in March 2025, the SEC voted to end its defense of the rules. Absent these developments, the rules would have been effective for the Company upon its registration under the Exchange Act on January 6, 2025 and phased in starting in 2027. Management is continuing to monitor the developments pertaining to the rules and any resulting potential impacts on the Company’s unaudited condensed consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

The Sponsor and the Company’s directors and officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property. Pursuant to the Sponsor Support Agreement, in connection with the Closing, the Company, Pubco and the Sponsor will enter into an amendment to the transfer restrictions above to remove clause (B)(x) above.

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 500,000 Private Placement Shares at a price of $10.00 per Private Placement Share ($5,000,000 in the aggregate) in the Private Placement. The net proceeds from the Private Placement were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Sponsor has agreed to waive its redemption rights with respect to the Private Placement Shares in connection with the completion of the Business Combination or otherwise. The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the Business Combination.

Investment Held in the Trust Account

Starting on January 9, 2025, the Company’s investment in a money market fund has been held in the Trust Account that is custodied by CF Secured with Continental acting as trustee.

Underwriter

Cantor Fitzgerald & Co. (“CF&Co.”), the lead underwriter of the Initial Public Offering, is an affiliate of the Sponsor (see Note 5).

CEPO Cash Equity PIPE Subscription Agreements

Pursuant to the CEPO Cash Equity PIPE Subscription Agreements, the Sponsor and an independent director of the Company agreed to purchase 500,000 and 100,000 CEPO Cash Equity PIPE Shares, respectively, at a purchase price of $10.00 per share, for an aggregate purchase price of $5,000,000 and $1,000,000, respectively.

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

M&A Engagement Letter

On July 17, 2025, the Company entered into a letter agreement with CF&Co. (the “M&A Engagement Letter”), pursuant to which the Company engaged CF&Co. as its exclusive financial advisor for the Transactions. Pursuant to the M&A Engagement Letter, for the services provided thereto CF&Co. will receive a cash fee at the Closing equal to $15,000,000.

Private Placement Engagement Letter

On July 17, 2025, the Company entered into a letter agreement with Pubco and CF&Co. (the “Private Placement Engagement Letter”), pursuant to which CF&Co. agreed to provide placement agent services in connection with the Convertible Notes Private Placement, the Preferred Stock Private Placement, the Newco Private Placement, the CEPO Equity PIPEs and any additional permitted financing (collectively, the “Private Placements”). Pursuant to the Private Placement Engagement Letter, for the services provided thereto CF&Co. will receive a cash fee at the Closing equal to up to approximately $54,500,000, which is equal to the sum of (i) 5.0% of the gross proceeds received by Pubco and the Company pursuant to the CEPO Cash Equity PIPE (assuming that all CEPO Cash Equity PIPE Investors fund their commitments in their CEPO Cash Equity PIPE Subscription Agreements); (ii) 4.5% of the gross proceeds received by Pubco and the Company pursuant to the Preferred Stock Private Placements and the exercise of the Preferred Stock Option (assuming that the Preferred Stock Investors and the July Convertible Notes Investors who exercised the Preferred Stock Option fund their commitments in their Preferred Stock Subscription Agreements and Convertible Notes Subscription Agreements); and (iii) 4.0% of the gross proceeds received by Pubco and the Company pursuant to the Convertible Notes Private Placement, excluding the Preferred Stock Option (assuming that the Convertible Notes Investors fund their commitments in their Convertible Notes Subscription Agreements); provided that 1% of each such fee is payable at the sole discretion of Pubco; provided, further, that such fees are reduced with respect to proceeds received from certain investors; and provided further, that the amount of such fee will be reduced by an amount equal to the product of (a) 3.5%, (b) $10.00 and (c) the number of Public Shares redeemed in connection with the Business Combination.

Sponsor Support Agreement

On July 16, 2025, the Company entered into the Sponsor Support Agreement with the Sponsor and Pubco, as described in Note 1.

Related Party Loans

On May 21, 2024, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the Pre-IPO Note. The Pre-IPO Note was non-interest bearing and was repaid in full upon completion of the Initial Public Offering. As of September 30, 2025 and December 31, 2024, the Company had $0 and approximately $134,000, respectively, outstanding under the Pre-IPO Note.

In order to finance transaction costs in connection with the Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor. The Sponsor Loan does not bear interest and is repayable by the Company to the Sponsor upon consummation of the Business Combination; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under the Sponsor Loan may be converted into Class A ordinary shares at a conversion price of $10.00 per share. Otherwise, the Sponsor Loan would be repaid only out of funds held outside the Trust Account. As of September 30, 2025 and December 31, 2024, the Company had approximately $330,000 and $0, respectively, outstanding under the Sponsor Loan.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Any Working Capital Loans will be repayable by the Company upon consummation of the Business Combination out of the proceeds of the Trust Account released to the Company; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the lender’s option, all or any portion of the amount outstanding under any Working Capital Loans may be converted into Class A ordinary shares at a conversion price of $10.00 per share. If the Company is unable to consummate the Business Combination, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

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

Administrative Services Agreement

The Company has agreed to pay $10,000 a month to the Sponsor for office space, administrative and shared personnel support services. Services commenced on January 7, 2025, the date the Class A ordinary shares were first listed on the Nasdaq Stock Market and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company. During the three months ended September 30, 2025 and 2024, the Company incurred $30,000 and $0, respectively, for these services. During the nine months ended September 30, 2025 and 2024, the Company incurred approximately $88,000 and $0, respectively, for these services.

Note 5—Commitments and Contingencies

Registration Rights Agreement

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

M&A Engagement Letter

The Company has engaged CF&Co. as its exclusive financial advisor for the Transactions (see Note 4).

Private Placement Engagement Letter

The Company has engaged CF&Co. to provide placement agent services in connection with the Private Placements (see Note 4).

Independent Directors Compensation

Commencing on January 6, 2025, the Company compensates its independent directors through cash payments for their services on the Company’s board of directors. As a result, during the three months ended September 30, 2025 and 2024, the Company recognized $25,000 and $0, respectively, of compensation expense on its unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2025 and 2024, the Company recognized approximately $74,000 and $0, respectively, of compensation expense on its unaudited condensed consolidated statements of operations. The corresponding accrued compensation payable recognized on the Company’s condensed consolidated balance sheets was $25,000 and $0 as of September 30, 2025 and December 31, 2024, respectively.

Risks and Uncertainties

The Company’s results of operations and its ability to complete the Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s results of operations and its ability to consummate the Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, fluctuations in interest rates, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. Management continues to evaluate the impact of these factors and has concluded that while it is reasonably possible that these factors could have an effect on the Company’s financial position, results of its operations and completion of the Business Combination, the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 6—Shareholders’ Deficit

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2025, there were 500,000 Class A ordinary shares issued and outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption. As of December 31, 2024, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares – The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In November 2020, the Company issued 14,375,000 Class B ordinary shares to the Sponsor. On May 21, 2024, the Sponsor surrendered, for no consideration, 9,375,000 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 14,375,000 shares to 5,000,000 shares. Information contained in the condensed consolidated financial statements has been retroactively adjusted for the surrender and cancellation. As of both September 30, 2025 and December 31, 2024, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Note 7—Fair Value Measurement on a Recurring Basis

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These three levels of the fair value hierarchy are:

●	Level 1 measurements – unadjusted observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2 measurements – inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3 measurements – unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025, and indicates the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

September 30, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$205,465,002	$—	$—	$205,465,002
Total	$205,465,002	$—	$—	$205,465,002
Liabilities:
Forward sale securities liability	$—	$—	$569,799	$569,799
Total	$—	$—	$569,799	$569,799

As of September 30, 2025, Level 1 assets include an investment in a money market fund classified as cash equivalents; the fund holds U.S. government debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investment.

The Company did not hold assets or liabilities measured at fair value on a recurring basis as of December 31, 2024.

Forward Sale Securities

The fair value of the forward sale securities to be issued under the CEPO BTC Equity PIPE Subscription Agreements is based on the fair value of Bitcoin as of the measurement date. The excess (asset) or deficit (liability) of the fair value of the forward sale securities to be issued as of September 30, 2025, as compared to the fair value of Bitcoin stipulated under the CEPO BTC Equity PIPE Subscription Agreements, is discounted to derive present value and then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the forward sale securities is the probability of consummation of the Business Combination. As of September 30, 2025, the probability assigned to the consummation of the Business Combination was 15.8%. The probability was determined based on observed success rates of business combinations for special purpose acquisition companies.

The following table presents the changes in the fair value of the forward sale securities for the three and nine months ended September 30, 2025:

Forward Sale Securities
Fair value at inception	$—
Change in valuation inputs or other assumptions(1)	(569,799)
Fair value as of September 30, 2025	$(569,799)

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of forward sale securities in the unaudited condensed consolidated statements of operations.

Note 8—Segment Information

The Company has not yet commenced operations, thus all activity for the three and nine months ended September 30, 2025 and 2024 relates to the Company’s formation, the Initial Public Offering, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company has identified its Chairman and Chief Executive Officer as the chief operating decision maker (the “CODM”). The Company consists of one reportable segment, because the resource allocation and assessment of performance of the entity’s business activities by the CODM are performed using the entity-wide operating results. The net income (loss) is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance.

The Company does not have operating income and therefore, it does not have any operating revenues. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three months ended September 30, 2025 and 2024, the Company earned approximately $2,149,000 and $0, respectively, of interest income on the investment held in the Trust Account. During the nine months ended September 30, 2025 and 2024, the Company earned approximately $5,465,000 and $0, respectively, of interest income on investments held in the Trust Account. The Company’s significant segment expenses were general and administrative expenses, which were approximately $358,000 and approximately $14,000 for the three months ended September 30, 2025 and 2024, respectively, and approximately $667,000 and approximately $57,000 for the nine months ended September 30, 2025 and 2024, respectively. The remaining segment expenses consisted of administrative expenses paid to the Sponsor and the loss as a result of the change in fair value of the forward sale securities, which amounted to approximately $600,000 and $0 for the three months ended September 30, 2025 and 2024, respectively, and approximately $658,000 and $0 for the nine months ended September 30, 2025 and 2024, respectively. Refer to the Company’s unaudited condensed consolidated statements of operations for additional information.

As of September 30, 2025 and December 31, 2024, the Company had total assets of approximately $205,749,000 and $218,000, respectively. See the Company’s condensed consolidated balance sheets for additional information.

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Cantor Equity Partners I, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Report (as defined below). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

We have until January 8, 2027 (24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as our board of directors may approve or such later date as our shareholders may approve pursuant to Our Amended and Restated Memorandum and Articles of Association (the “Combination Period”), to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On July 16, 2025, we entered into a business combination agreement (the “Business Combination Agreement”), with BSTR Holdings, Inc., a Delaware corporation (“Pubco”), BSTR Intermediate, a Cayman Islands exempted company and a wholly owned subsidiary of Pubco (“CEPO Merger Sub”), BSTR Holdings (Cayman), a Cayman Islands exempted company (the “Seller”), BSTR Newco, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Seller (“Newco”), PEMS Sub A, Inc., a Delaware corporation and a wholly owned subsidiary of us (“CEPO Subsidiary A”), PEMS Sub B, Inc., a Delaware corporation and a wholly owned subsidiary of CEPO Subsidiary A (“CEPO Subsidiary B”) and PEMS Merger Sub C, Inc., a Delaware corporation and a wholly owned subsidiary of CEPO Subsidiary B (“Newco Merger Sub”).

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing”), (a) we will merge with and into CEPO Merger Sub, with CEPO Merger Sub continuing as the surviving entity (the “CEPO Merger”), and with our shareholders (i) holding our Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares”), receiving one Class A ordinary share for each Class B ordinary share held by such shareholder immediately prior to the CEPO Merger, and (ii) receiving one share of Class A common stock, par value $0.01 per share, of Pubco (“Pubco Class A Stock”) for each Class A ordinary share held by such shareholder at the time of the CEPO Merger, and (b) at least two hours after the CEPO Merger, Newco Merger Sub will merge with and into Newco, with Newco continuing as the surviving company (the “Newco Merger”, and together with the CEPO Merger, the “Mergers”), and with (i) the Seller receiving shares of Pubco Class A Stock and Class B common stock, par value $0.01 per share, of Pubco in exchange for its membership interests in Newco (the “Newco Interests”), and (ii) the Newco Equity Investors (as defined below) converting their Newco Interests into non-voting units of Newco (the “Newco Exchange Interests”), which Newco Exchange Interests shall be exchangeable for an equal number of shares of Pubco Class A Stock or at Pubco’s election, the cash equivalent. As a result of the Mergers and the other transactions contemplated by the Business Combination Agreement (the “Transactions”), CEPO Merger Sub will become a wholly owned subsidiary of Pubco, CEPO Subsidiary B will become the managing member of Newco, and Pubco will become a publicly traded company.

Concurrently with the execution of the Business Combination Agreement, we and Pubco entered into subscription agreements (the “July Convertible Notes Subscription Agreements”) with certain investors (the “July Convertible Note Investors”), pursuant to which the July Convertible Note Investors have agreed to purchase, in a private placement, $500,000,000 aggregate principal amount of 1.00% convertible senior secured notes to be issued by Pubco (“Convertible Notes”) due five years after the date of the Closing to be issued pursuant to and on the terms set forth in an indenture (the “Indenture”) in the form attached to the July Convertible Notes Subscription Agreements (the “Initial Convertible Notes Private Placement”). In addition, Pubco granted the July Convertible Note Investors options to purchase (i) additional Convertible Notes in an aggregate principal amount of up to $125,000,000, exercisable within fifteen days following the date of the July Convertible Notes Subscription Agreements (the “First Convertible Notes Option”), (ii) additional Convertible Notes in an aggregate principal amount of up to $125,000,000, exercisable within thirty days following the date of the July Convertible Notes Subscription Agreements (the “Second Convertible Notes Option” and, together with the First Convertible Notes Option, the “Convertible Notes Options”), and (iii) 3,200,000 shares of 7.00% perpetual convertible preferred stock (the “Preferred Stock”) in an aggregate principal amount of up to $320,000,000 to be issued by Pubco pursuant to and on the terms set forth in a certificate of designations (the “Certificate of Designations”) in the form attached to the July Preferred Stock Subscription Agreement (as defined below), exercisable within thirty days following the date of the July Convertible Notes Subscription Agreements (the “Preferred Stock Option” and, together with the Initial Convertible Notes Private Placement and Convertible Notes Options, the “July Convertible Notes Private Placement”), in each case, on a pro rata basis based on such July Convertible Note Investor’s participation in the Initial Convertible Notes Private Placement. Further, the July Convertible Notes Subscription Agreements provide that if any July Convertible Notes Investors should elect not to exercise their pro rata share of the First Convertible Notes Option, Second Convertible Notes Option or Preferred Stock Option, as applicable, such unexercised Convertible Notes Options or Preferred Stock Option will be offered to and may be exercised by the remaining July Convertible Notes Investors pro rata to their participation in the July Convertible Note Private Placement and the First Convertible Notes Option, Second Convertible Notes Option or Preferred Stock Option, as applicable, until 5:00 p.m. New York time on the Business Day immediately after the expiry of the applicable Convertible Notes Option or the Preferred Stock Option (the “Unexercised Option”).

Pursuant to the terms of the July Convertible Notes Subscription Agreements, certain July Convertible Notes Investors exercised their pro rata share of the First Convertible Notes Option and the Unexercised Option in relation to the First Convertible Notes Option to purchase additional Convertible Notes in an aggregate principal amount of $34,870,000 and of the Second Convertible Notes Option and the Unexercised Option in relation to the Second Convertible Notes Option to purchase additional Convertible Notes in an aggregate principal amount of $9,323,000.

On August 7, 2025, we and Pubco entered into subscription agreements (the “August Convertible Notes Subscription Agreements”) with certain investors (the “August Convertible Notes Investors”), pursuant to which the August Convertible Notes Investors have agreed to purchase, in a private placement, $30,500,000 aggregate principal amount of Convertible Notes to be issued by Pubco pursuant to and on the terms set forth in the Indenture (the “August Convertible Notes Private Placement” and together with the July Convertible Notes Private Placement, the “Convertible Notes Private Placement”). Pursuant to the July Convertible Notes Private Placement and the August Convertible Notes Private Placement, taken together, the total aggregate principal amount of the Convertible Notes to be issued by Pubco at Closing will be $574,693,000.

Concurrently with the execution of the Business Combination Agreement, we and Pubco entered into a subscription agreement (the “July Preferred Stock Subscription Agreement”) with an investor (the “July Preferred Stock Investor”), pursuant to which the July Preferred Stock Investor has agreed to purchase, in a private placement, 300,000 shares of Preferred Stock with an aggregate principal amount of $30,000,000 at $85.00 per share for an aggregate purchase price $25,500,000 to be issued by Pubco pursuant to and on the terms set forth in the Certificate of Designations (the “July Preferred Stock Private Placement”).

Pursuant to the terms of the July Convertible Notes Subscription Agreements, certain July Convertible Notes Investors exercised their pro rata share of the Preferred Stock Option and the Unexercised Option in relation to the Preferred Stock Option to purchase an aggregate of approximately 2,236,000 shares of Preferred Stock with an aggregate principal amount of approximately $223,620,000 at a purchase price of $85.00 per share for a total aggregate purchase price of approximately $190,080,000.

On August 25, 2025, we and Pubco entered into subscription agreements (the “August Preferred Stock Subscription Agreements” and, together with the July Preferred Stock Subscription Agreement, the “Preferred Stock Subscription Agreements”) with certain investors (the “August Preferred Stock Investors” and, together with the July Preferred Stock Investor, the “Preferred Stock Investors”), pursuant to which the August Preferred Stock Investors have agreed to purchase, in a private placement, an aggregate of 482,924 shares of Preferred Stock to be issued by Pubco with an aggregate principal amount of approximately $48,300,000, at a purchase price of $85.00 per share, for an aggregate purchase price of approximately $41,050,000 (the “August Preferred Stock Private Placement”, and together with the July Preferred Stock Private Placement, the “Preferred Stock Private Placements”). With the inclusion of the shares of Preferred Stock subscribed for in the Preferred Stock Private Placements and the exercise of the Preferred Stock Option by certain July Convertible Notes Investors, taken together, Pubco will issue 3,019,200 shares of Preferred Stock at Closing in the aggregate with a total aggregate principal amount of $301,920,000, for a total purchase price of $256,632,000.

Concurrently with the execution of the Business Combination Agreement, we and Pubco entered into subscription agreements (the “CEPO Cash Equity PIPE Subscription Agreements”) with certain investors (the “CEPO Cash Equity PIPE Investors”), pursuant to which the CEPO Cash Equity PIPE Investors have agreed to purchase, in a private placement immediately prior to the CEPO Merger, 40,000,000 Class A ordinary shares (the “CEPO Cash Equity PIPE Shares”), at a purchase price of $10.00 per share payable in cash, for an aggregate purchase price of $400,000,000 (the “CEPO Cash Equity PIPE”).

Additionally, concurrently with the execution of the Business Combination Agreement, we and Pubco entered into subscription agreements (the “July CEPO BTC Equity PIPE Subscription Agreements” and, together with the August CEPO BTC Equity PIPE Subscription Agreement (as defined below), the “CEPO BTC Equity PIPE Subscription Agreements”) with certain investors (the “July CEPO BTC Equity PIPE Investors” and, together with the August CEPO BTC Equity PIPE Investor (as defined below), the “CEPO BTC Equity PIPE Investors”), pursuant to which the July CEPO BTC Equity PIPE Investors have agreed to purchase, in a private placement immediately prior to the CEPO Merger, a certain number of Class A ordinary shares, at $10.00 per share, in exchange for 4,156.11 Bitcoin in the aggregate, with the number of Class A ordinary shares to be issued to each July CEPO BTC Equity PIPE Investor being equal to (i) the product of (A) the number of Bitcoin contributed by such July CEPO BTC Equity PIPE Investor multiplied by (B) the U.S. dollar price of one Bitcoin as determined by the average of the CME CF Bitcoin Reference Rate - New York Variant for the ten-day period ending on the second day prior to the closing date of the Transactions (the Closing Bitcoin Price”), and then divided by (ii) $10.00 (the “July CEPO BTC PIPE” and, together with the August CEPO BTC Equity PIPE (as defined below) and the CEPO Cash Equity PIPE, the “CEPO Equity PIPEs”).

Concurrently with the execution of the Business Combination Agreement, we, Pubco and Newco entered into subscription agreements (the “Newco Subscription Agreements”) with certain investors (the “Newco Equity Investors”), pursuant to which the Newco Equity Investors have agreed to purchase, in a private placement immediately prior to the Newco Merger, a certain number of Newco Interests, at $10.00 per interest, in exchange for 865 Bitcoin in the aggregate, with the number of Newco Interests to be issued to each Newco Equity Investor being equal to (i) the product of (A) the number of Bitcoin contributed by such Newco Equity Investor multiplied by (B) the Closing Bitcoin Price, and then divided by (ii) $10.00 (the “Newco Private Placement”).

On August 28, 2025, (i) we and Pubco entered into a subscription agreement (the “August CEPO BTC Equity PIPE Subscription Agreement”) with an investor in the Newco Private Placement (the “August CEPO BTC Equity PIPE Investor”) in substantially the same form as the July CEPO BTC Equity PIPE Subscription Agreements, pursuant to which such investor agreed to purchase, in a private placement, a certain number of Class A ordinary shares, at $10.00 per share, in exchange for 20 Bitcoin, with the number of Class A ordinary shares to be issued to such investor being equal to (i) the product of (A) 20 Bitcoin multiplied by (b) the Closing Bitcoin Price and then divided by (ii) $10.00 (the “August CEPO BTC Equity PIPE”), and (ii) simultaneously therewith, we, Pubco and Newco entered into a termination agreement with such investor in the Newco Private Placement, which terminated the Newco Subscription Agreement with such investor, pursuant to which such investor had agreed to purchase Newco Class A Interests in exchange for 20 Bitcoin. As a result of the August CEPO BTC Equity PIPE, the total number of Bitcoin to be contributed by investors at Closing pursuant to the July CEPO BTC Equity PIPE, the Newco Private Placement and the August CEPO BTC Equity PIPE, remains at 5,021.11 Bitcoin.

Simultaneously with the execution of the Business Combination Agreement, Pubco, we and the Sponsor entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor, among other things, agreed to vote its Class A ordinary shares and Class B ordinary shares in favor of the adoption and approval of the Business Combination Agreement and the transactions contemplated thereby. Certain of our existing agreements will be amended or amended and restated in connection with the Transactions.

For more information regarding the Transactions, refer to our filings with the SEC, including the Current Reports on Form 8-K filed by us with the SEC on July 17, 2025, July 22, 2025, August 7, 2025, August 25, 2025 and August 28, 2025, and the other filings we and Pubco may make from time to time with the SEC.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, we had $25,000 and $0, respectively, of cash in our operating account. As of September 30, 2025 and December 31, 2024, we had a working capital deficit of approximately $417,000 and approximately $299,000, respectively. As of September 30, 2025 and December 31, 2024, approximately $5,465,000 and $0, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes, if any.

Our liquidity needs through September 30, 2025 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of our Class B ordinary shares, a loan of approximately $134,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan us up to $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements (the “Sponsor Loan”), of which approximately $330,000 and $0 has been drawn by us as of September 30, 2025 and December 31, 2024, respectively.

If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”). As of both September 30, 2025 and December 31, 2024, we did not have any borrowings under the Working Capital Loans.

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

Results of Operations

Our entire activity from inception through September 30, 2025 related to our formation, the Initial Public Offering, and to our efforts toward locating and completing a suitable Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Business Combination. We have generated non-operating income in the form of interest income on amounts held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of approximately $1,191,000, which consisted of approximately $2,149,000 of interest income on investments held in the Trust Account, partially offset by approximately $570,000 of loss from the change in fair value of forward sale securities, approximately $358,000 of general and administrative expenses, and $30,000 of administrative expenses paid to the Sponsor.

For the three months ended September 30, 2024, we had a net loss of approximately $14,000, which resulted from approximately $14,000 of general and administrative expenses.

For the nine months ended September 30, 2025, we had net income of approximately $4,140,000, which consisted of approximately $5,465,000 of interest income on investments held in the Trust Account, partially offset by approximately $667,000 of general and administrative expenses, approximately $570,000 of loss from the change in fair value of forward sale securities, and approximately $88,000 of administrative expenses paid to the Sponsor.

For the nine months ended September 30, 2024, we had a net loss of approximately $57,000, which resulted from approximately $57,000 of general and administrative expenses.

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

As of September 30, 2025 and December 31, 2024, we had approximately $330,000 and $0, respectively, outstanding under the Sponsor Loan. As of both September 30, 2025 and December 31, 2024, we had no borrowings under the Working Capital Loans or the Sponsor Note.

See Note 4—“Related Party Transactions” and Note 5—“Commitments and Contingencies” to our unaudited condensed financial statements in Part I, Item 1 of this Report for information regarding additional contractual obligations.

Critical Accounting Policies and Estimates

We have identified the following as our critical accounting policies:

Use of Estimates

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of shareholders’ equity (deficit) and unaudited condensed consolidated statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our unaudited condensed consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standard used.

Forward Sale Securities

We account for the Class A ordinary shares underlying the CEPO BTC Equity PIPE Subscription Agreements, which are referred in this Report as forward sale securities, in accordance with guidance in Accounting Standards Codification (“ASC”) 480-10, Distinguishing Liabilities from Equity, pursuant to which the forward sale securities do not meet the criteria for equity classification and must be recorded as liabilities or assets.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2025 and December 31, 2024, 20,000,000 and 0 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity outside of the shareholders’ deficit section of our condensed consolidated balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

See Note 2—“Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for additional information regarding these critical accounting policies and other significant accounting policies.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Business Combination Agreement dated as of July 16, 2025, by and among the Registrant, SPAC Merger Sub, Pubco, Newco, the Seller, CEPO Subsidiary A, CEPO Subsidiary B and Newco Merger Sub (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2025).

10.1	Sponsor Support Agreement, dated as of July 16, 2025, by and among Sponsor, the Registrant and Pubco (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2025).

10.2	Form of Lock-Up Agreement, by and among Pubco and the undersigned holders thereto (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2025).

10.3	Form of Amended and Restated Registration Rights Agreement, by and among Pubco, the Registrant, Sponsor and the undersigned holders thereto (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2025).

10.4	Form of Convertible Notes Subscription Agreement, dated as of July 16, 2025, by and among the Registrant, Pubco and certain investors party thereto (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2025).

10.5	Form of Preferred Stock Subscription Agreement, dated as of July 16, 2025, by and among the Registrant, Pubco and certain investors party thereto (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2025).

10.6	Form of CEPO Cash Equity PIPE Subscription Agreement, dated as of July 16, 2025, by and among the Registrant, Pubco and certain investors party thereto (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2025).

10.7	Form of CEPO BTC Equity PIPE Subscription Agreement, dated as of July 16, 2025, by and among the Registrant, Pubco and certain investors party thereto (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2025).

10.8	Form of Newco Equity PIPE Subscription Agreement, dated as of July 16, 2025, by and among the Registramt, Pubco, Newco and certain investors party thereto (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2025).

10.9	Contribution Agreement, dated as of July 16, 2025, by and between Newco and the Seller (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2025).

10.10	Form of Convertible Notes Subscription Agreement, dated as of August 7, 2025, by and among the Registrant, Pubco and certain investors party thereto (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 7, 2025).

10.11	Form of August Preferred Stock Subscription Agreement, dated as of August 25, 2025, by and among the Registrant, Pubco and certain investors party thereto (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 25, 2025).

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTOR EQUITY PARTNERS I, INC.

Date: November 14, 2025	By:	/s/ Brandon Lutnick
	Name:	Brandon Lutnick
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)