Form 10-K
period 2025-12-31
Cantor Equity Partners I, Inc.
filed 2026-03-02
CIK 2027708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s outstanding Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Global Market tier of The Nasdaq Stock Market LLC, was $238.0 million.

As of February 27, 2026, there were 20,500,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on management’s (as defined below) current expectations, as well as assumptions made by, and information currently available to our management, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete the BSTR Business Combination (as defined below) or any other Business Combination;

●	our expectations regarding the potential performance of the prospective target business or businesses, such as the business of Pubco (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving the Business Combination;

●	our potential ability to obtain additional financing to complete the BSTR Business Combination (as defined below), if needed, or any other Business Combination (as defined below);

●	the ability of our officers and directors to generate a number of potential Business Combination opportunities if the BSTR Business Combination is not consummated;

●	the Public Shares’ (as defined below) potential liquidity and trading;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account potentially being subject to claims of third parties;

●	the value of the Founder Shares following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than $10.15;

●	our financial performance; or

●	the other risks and uncertainties discussed in Item 1A. “Risk Factors” below.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. For forward-looking statements relating to Pubco and the BSTR Business Combination, please see the filings to be made by Pubco with the SEC from time to time.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“ASC” are to Accounting Standards Codification guidance issued by the Financial Accounting Standards Board;

●	“Audit Committee” are to the audit committee of the Board;

●	“BCMA” are to that certain business combination marketing agreement, dated January 6, 2025, by and between us and CF&Co. (as defined below);

●	“Board of Directors” or “Board” are to the board of directors of the Company;

●	“BSTR Business Combination” are to the transactions contemplated by the Business Combination Agreement.

●	“Business Combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Business Combination Agreement” are to that certain Business Combination Agreement, dated as of July 16, 2025, by and among the Company, Pubco (as defined below), CEPO Merger Sub (as defined below), Seller (as defined below), Newco (as defined below), CEPO Subsidiary A (as defined below), CEPO Subsidiary B (as defined below) and Newco Merger Sub (as defined below).

●	“Cantor” are to Cantor Fitzgerald, L.P., a Delaware limited partnership, an affiliate of ours, the Sponsor (as defined below) and CF&Co. (as defined below);

●	“Cantor SPAC” are to other SPACs sponsored by affiliates of Cantor;

●	“CEPO Merger Sub” are to BSTR Intermediate, a Cayman Islands exempted company and a wholly owned subsidiary of Pubco;

●	“CEPO Subsidiary A” are to PEMS Sub A, Inc., a Delaware corporation and a wholly owned subsidiary of the Company;

●	“CEPO Subsidiary B” are to PEMS Sub B, Inc., a Delaware corporation and a wholly owned subsidiary of CEPO Subsidiary A;

●	“CF&Co.” are to Cantor Fitzgerald & Co., the representative of the underwriters in the Initial Public Offering (as defined below);

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the period that we have to consummate the Business Combination, which began on the closing of the Initial Public Offering and continues to January 8, 2027 or such earlier liquidation date as the Board may approve or such later liquidation date as our shareholders may approve;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Compensation Committee” are to the compensation committee of the Board;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of the Trust Account;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FINRA” are to the Financial Industry Regulatory Authority, Inc.;

●	“Founder Shares” are to the 5,000,000 Class B ordinary shares currently held by the Sponsor that were purchased in a private placement prior to the Initial Public Offering, and the Class A ordinary shares issuable upon conversion thereof as described herein;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” are to the initial public offering of the Class A ordinary shares that we consummated on January 8, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012, as amended;

●	“management” or our “management team” are to our officers;

●	“Marketing Fee” are to the $7,000,000 cash fee payable to CF&Co. pursuant to the BCMA upon the consummation of the Business Combination, which is equal to 3.5% of the gross proceeds of the Initial Public Offering;

●	“Memorandum and Articles” are to our amended and restated memorandum and articles of association filed with the Assistant Registrar of Companies of the Cayman Islands on January 6, 2025, as may be amended from time to time;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“Newco” are to BSTR Newco, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Seller;

●	“Newco Merger Sub” are to PEMS Merger Sub C, Inc., a Delaware corporation and a wholly owned subsidiary of CEPO Subsidiary B;

●	“Ordinary Shares” are to the Class A ordinary shares and Class B ordinary shares, collectively;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Pre-IPO Note” are to the loan made to us by the Sponsor prior to the Initial Public Offering of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering;

●	“Private Placement” are to the private placement of the Private Placement Shares that occurred simultaneously with the closing of the Initial Public Offering;

●	“Private Placement Shares” are to the 500,000 Class A ordinary shares sold to the Sponsor in the Private Placement, which Class A ordinary shares are identical to the Class A ordinary shares sold in the Initial Public Offering, subject to certain limited exceptions as described in the Registration Statement;

●	“Pubco” are to BSTR Holdings, Inc., a Delaware corporation;

●	“Public Shares” are to the 20,000,000 Class A ordinary shares sold in the Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of the Public Shares;

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on November 1, 2024, as amended, and declared effective on December 18, 2024 (File No. 333-282947);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Seller” are to BSTR Holdings (Cayman), a Cayman Islands exempted company;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Cantor EP Holdings I, LLC, a Delaware limited liability company, which is wholly owned by Cantor;

●	“Sponsor Loan” are to the loan of up to $1,750,000 committed to us by the Sponsor to fund our expenses after the Initial Public Offering and prior to the Business Combination relating to investigating and selecting a target business and other working capital requirements;

●	“Sponsor Note” are to the promissory note evidencing the loan the Sponsor will make to us in connection with the consummation of the Business Combination, an extension of the Combination Period or our liquidation (each, a “Redemption Event”), such that an amount equal to $0.15 per Public Share being redeemed in connection with the applicable Redemption Event will be added to the Trust Account and paid to the holders of the applicable redeemed Public Shares;

●	“Trust Account” are to the trust account we established in connection with the Initial Public Offering pursuant to the Trust Agreement;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated January 6, 2025, by and between us and Continental, as trustee;

●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;

●	“we,” “us,” “Company” or “our company” are to Cantor Equity Partners I, Inc.;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to loans the Sponsor or an affiliate of the Sponsor, or certain of our directors and officers, may, but are not obligated to, make to us if the Sponsor Loan is insufficient to meet our working capital requirements in order to provide additional working capital or finance transaction costs in connection with the Business Combination.

v

PART I

Item 1. Business.

Introduction

We are a blank check company incorporated on November 11, 2020 as a Cayman Islands exempted company for the purpose of effecting the Business Combination. Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we focused our search on companies operating in the financial services, digital assets, healthcare, real estate services, technology and software industries.

Our executive officers consists of:

●	Brandon G. Lutnick, our Chairman and Chief Executive Officer, who joined Cantor in April 2022 and has served as the Chairman and Chief Executive Officer of Cantor since February 2025; and

●	Jane Novak, our Chief Financial Officer, who joined Cantor in October 2017 and, since then, has served as the Global Head of Accounting Policy.

We, the Sponsor and CF&Co. are all affiliates of Cantor. Cantor is a diversified company primarily specializing in financial and real estate services for customers operating in the global financial and commercial real estate markets. Cantor’s businesses include CF&Co., a leading independent middle market investment bank and primary dealer; a controlling interest in BGC Group, Inc. (Nasdaq: BGC), a leading global brokerage and technology company primarily servicing the global financial markets; and a controlling interest in Newmark Group, Inc. (Nasdaq: NMRK), a leading full-service commercial real estate services business. We believe that the combination of our management team’s and our affiliates’ financial services, financial and real estate technology, and real estate industry expertise and proven ability to grow businesses through acquisitions make us uniquely qualified to pursue acquisitions.

Past performance of Cantor, our management team or any of their respective affiliates (including any prior Cantor SPAC) is not a guarantee (i) that we will be able to identify a candidate for the Business Combination; (ii) that we will be able to successfully consummate the closing of the Business Combination into which we have entered; or (iii) that the post-Business Combination performance of any such combined company will be positive. Shareholders should not rely on any positive historical performance records of Cantor, our management team, any of their respective affiliates (including any prior Cantor SPAC) as indicative of our future performance.

Initial Public Offering

On January 8, 2025, we consummated the Initial Public Offering of 20,000,000 Class A ordinary shares, at a purchase price of $10.00 per share, generating proceeds of $200,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of the Private Placement Shares to the Sponsor in the Private Placement at a purchase price of $10.00 per share, generating gross proceeds of $5,000,000.

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

The Public Shares are traded on Nasdaq under the symbol “CEPO.” The Public Shares commenced public trading on January 7, 2025.

BSTR Business Combination

The below subsection describes the material provisions of the Business Combination Agreement, but does not purport to describe all the terms thereof. This summary of the Business Combination Agreement is qualified in its entirety by reference to the complete text of the Business Combination Agreement, a copy of which is filed with this Report as Exhibit 2 and incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used in this subsection have the same meanings given to them in the Business Combination Agreement.

On July 16, 2025, we entered into the Business Combination Agreement with Pubco, CEPO Merger Sub, the Seller, Newco, CEPO Subsidiary A, CEPO Subsidiary B and Newco Merger Sub.

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing”), (a) we will merge with and into CEPO Merger Sub, with CEPO Merger Sub continuing as the surviving entity (the “CEPO Merger”), and with our shareholders (i) holding our Class B ordinary shares, receiving one Class A ordinary share for each Class B ordinary share held by such shareholder immediately prior to the CEPO Merger, and (ii) receiving one share of Class A common stock, par value $0.01 per share, of Pubco (“Pubco Class A Stock”) for each Class A ordinary share held by such shareholder at the time of the CEPO Merger, and (b) at least two hours after the CEPO Merger, Newco Merger Sub will merge with and into Newco, with Newco continuing as the surviving company (the “Newco Merger”, and together with the CEPO Merger, the “Mergers”), and with (i) the Seller receiving shares of Pubco Class A Stock and Class B common stock, par value $0.01 per share, of Pubco (“Pubco Class B Stock” and, together with the Pubco Class A Stock, “Pubco Stock”) in exchange for its membership interests in Newco (the “Newco Interests”), and (ii) the Newco Equity Investors (as defined below) converting their Newco Interests into non-voting units of Newco (the “Newco Exchange Interests”), which Newco Exchange Interests will be exchangeable for an equal number of shares of Pubco Class A Stock or, at Pubco’s election, the cash equivalent. As a result of the BSTR Business Combination, CEPO Merger Sub will become a wholly owned subsidiary of Pubco, CEPO Subsidiary B will become the managing member of Newco, and Pubco will become a publicly traded company.

Concurrently with the execution of the Business Combination Agreement, we and Pubco entered into subscription agreements (the “July Convertible Notes Subscription Agreements”) with certain investors (the “July Convertible Notes Investors”), pursuant to which the July Convertible Notes Investors have agreed to purchase, in a private placement, $500,000,000 of aggregate principal amount of 1.00% convertible senior secured notes to be issued by Pubco (“Convertible Notes”) due five years after the date of the Closing to be issued pursuant to and on the terms set forth in an indenture (the “Indenture”) in the form attached to the July Convertible Notes Subscription Agreements (the “Initial Convertible Notes Private Placement”). In addition, Pubco granted the July Convertible Notes Investors options to purchase (i) additional Convertible Notes in an aggregate principal amount of up to $125,000,000, exercisable within fifteen days following the date of the July Convertible Notes Subscription Agreements (the “First Convertible Notes Option”), (ii) additional Convertible Notes in an aggregate principal amount of up to $125,000,000, exercisable within thirty days following the date of the July Convertible Notes Subscription Agreements (the “Second Convertible Notes Option” and, together with the First Convertible Notes Option, the “Convertible Notes Options”), and (iii) 3,200,000 shares of 7.00% perpetual convertible preferred stock of Pubco (the “Preferred Stock”) in an aggregate principal amount of up to $320,000,000 to be issued by Pubco pursuant to and on the terms set forth in a certificate of designations (the “Certificate of Designations”) in the form attached to the July Preferred Stock Subscription Agreement (as defined below), exercisable within thirty days following the date of the July Convertible Notes Subscription Agreements (the “Preferred Stock Option” and, together with the Initial Convertible Notes Private Placement and Convertible Notes Options, the “July Convertible Notes Private Placement”), in each case, on a pro rata basis based on such July Convertible Notes Investor’s participation in the Initial Convertible Notes Private Placement. Further, the July Convertible Notes Subscription Agreements provide that if any July Convertible Notes Investors should elect not to exercise their pro rata share of the First Convertible Notes Option, Second Convertible Notes Option or Preferred Stock Option, as applicable, such unexercised Convertible Notes Options or Preferred Stock Option will be offered to and may be exercised by the remaining July Convertible Notes Investors pro rata to their participation in the July Convertible Notes Private Placement and the First Convertible Notes Option, Second Convertible Notes Option or Preferred Stock Option, as applicable, until 5:00 p.m. New York time on the Business Day immediately after the expiry of the applicable Convertible Notes Option or the Preferred Stock Option (the “Unexercised Option”).

Pursuant to the terms of the July Convertible Notes Subscription Agreements, certain July Convertible Notes Investors exercised their pro rata share of (i) the First Convertible Notes Option and the Unexercised Option in relation to the First Convertible Notes Option to purchase additional Convertible Notes in an aggregate principal amount of $34,870,000 and (ii) the Second Convertible Notes Option and the Unexercised Option in relation to the Second Convertible Notes Option to purchase additional Convertible Notes in an aggregate principal amount of $9,323,000.

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

Concurrently with the execution of the Business Combination Agreement, we and Pubco entered into a subscription agreement (the “July Preferred Stock Subscription Agreement”) with an investor (the “July Preferred Stock Investor”), pursuant to which the July Preferred Stock Investor has agreed to purchase, in a private placement, 300,000 shares of Preferred Stock with an aggregate principal amount of $30,000,000, at a purchase price of $85.00 per share, for an aggregate purchase price $25,500,000 to be issued by Pubco pursuant to and on the terms set forth in the Certificate of Designations (the “July Preferred Stock Private Placement”).

Pursuant to the terms of the July Convertible Notes Subscription Agreements, certain July Convertible Notes Investors exercised their pro rata share of the Preferred Stock Option and the Unexercised Option in relation to the Preferred Stock Option to purchase an aggregate of approximately 2,236,000 shares of Preferred Stock with an aggregate principal amount of approximately $223,620,000, at a purchase price of $85.00 per share, for a total aggregate purchase price of approximately $190,080,000.

On August 25, 2025, we and Pubco entered into subscription agreements (the “August Preferred Stock Subscription Agreements” and, together with the July Preferred Stock Subscription Agreement, the “Preferred Stock Subscription Agreements”) with certain investors (the “August Preferred Stock Investors” and, together with the July Preferred Stock Investor, the “Preferred Stock Investors”), pursuant to which the August Preferred Stock Investors have agreed to purchase, in a private placement, an aggregate of 482,924 shares of Preferred Stock with an aggregate principal amount of approximately $48,300,000, at a purchase price of $85.00 per share, for an aggregate purchase price of approximately $41,050,000 (the “August Preferred Stock Private Placement”, and together with the July Preferred Stock Private Placement, the “Preferred Stock Private Placements”).

With the inclusion of the shares of Preferred Stock subscribed for in the Preferred Stock Private Placements and the exercise of the Preferred Stock Option by certain July Convertible Notes Investors, Pubco will issue 3,019,200 shares of Preferred Stock at Closing in the aggregate with a total aggregate principal amount of $301,920,000, for a total purchase price of $256,632,000.

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

Additionally, concurrently with the execution of the Business Combination Agreement, we and Pubco entered into subscription agreements (the “July CEPO BTC Equity PIPE Subscription Agreements” and, together with the August CEPO BTC Equity PIPE Subscription Agreement (as defined below), the “CEPO BTC Equity PIPE Subscription Agreements”) with certain investors (the “July CEPO BTC Equity PIPE Investors” and, together with the August CEPO BTC Equity PIPE Investor (as defined below), the “CEPO BTC Equity PIPE Investors”), pursuant to which the July CEPO BTC Equity PIPE Investors have agreed to purchase, in a private placement immediately prior to the CEPO Merger, a certain number of Class A ordinary shares, at $10.00 per share, in exchange for 4,156.11 Bitcoin in the aggregate, with the number of Class A ordinary shares to be issued to each July CEPO BTC Equity PIPE Investor being equal to (i) the product of (A) the number of Bitcoin contributed by such July CEPO BTC Equity PIPE Investor multiplied by (B) the U.S. dollar price of one Bitcoin as determined by the average of the CME CF Bitcoin Reference Rate - New York Variant for the ten-day period ending on the second day prior to the date of the Closing (the “Closing Bitcoin Price”), and then divided by (ii) $10.00 (the “July CEPO BTC PIPE” and, together with the August CEPO BTC Equity PIPE (as defined below) and the CEPO Cash Equity PIPE, the “CEPO Equity PIPEs”).

Concurrently with the execution of the Business Combination Agreement, we, Pubco and Newco entered into subscription agreements (the “Newco Subscription Agreements”) with certain investors (the “Newco Equity Investors”), pursuant to which the Newco Equity Investors have agreed to purchase, in a private placement immediately prior to the Newco Merger, a certain number of Newco Interests, at $10.00 per interest, in exchange for 865 Bitcoin in the aggregate, with the number of Newco Interests to be issued to each Newco Equity Investor being equal to (i) the product of (A) the number of Bitcoin contributed by such Newco Equity Investor multiplied by (B) the Closing Bitcoin Price, and then divided by (ii) $10.00 (the “Newco Private Placement” and together with the Convertible Notes Private Placement, the Preferred Stock Private Placements and the CEPO Equity PIPEs, the “Private Placement Investments”).

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

Concurrently with the execution of the Business Combination Agreement, we, Pubco and the Sponsor entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed (i) to vote its Ordinary Shares in favor of the Business Combination Agreement and the BSTR Business Combination and each of the other proposals to be presented to our shareholders at the extraordinary general meeting of our shareholders to be held in connection with the BSTR Business Combination, (ii) to vote its Ordinary Shares against certain other transactions and matters, (iii) to comply with the restrictions imposed by the letter agreement, dated as of January 6, 2025, by and among us, the Sponsor and our officers and directors as of such time (the “Insider Letter”), including the restrictions on transferring and redeeming Ordinary Shares in connection with the BSTR Business Combination, (iv) to waive the anti-dilution rights of the Class B ordinary shares set forth in the Memorandum and Articles, (v) to surrender, for no consideration, 50% of its Class B ordinary shares immediately prior to, and conditioned upon, the consummation of the CEPO Merger, and (vi) subject to and conditioned upon the Closing, agree that any loans outstanding from the Sponsor to us shall be repaid either in cash or in Class A ordinary shares at $10.00 per share as determined by Sponsor.

Further, pursuant to the Sponsor Support Agreement, we and the Sponsor agreed that prior to Closing, we and the Sponsor will enter into an amendment to the Insider Letter to (i) extend the transfer and lock-up restrictions applicable to the Founder Shares pre-Closing so that they also apply to the shares of Pubco the Sponsor receives in exchange for the Founder Shares in the BSTR Business Combination post-Closing, (ii) modify the duration of the lock-up applicable to the Founder Shares to be the earlier of (a) the twelve (12) month anniversary of the date of the Closing and (b) the date on which Pubco consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of Pubco Stock for cash, securities or other property, and (iii) add Pubco as a party.

For more information regarding the BSTR Business Combination and the agreements described above, refer to our filings with the SEC, including the Current Reports on Form 8-K filed by us with the SEC on July 17, 2025, July 22, 2025, August 7, 2025, August 25, 2025 and August 28, 2025, and the other filings we and Pubco may make from time to time with the SEC.

Business Strategy

Our acquisition strategy is to identify and acquire a company in an industry that complements the experience and expertise of our management team and the Sponsor and its affiliates. Our acquisition selection process leveraged the network of contacts developed by our management team and the Sponsor and its affiliates to provide us with a number of business combination opportunities. Upon completion of the Initial Public Offering, our management began the process of locating, identifying, pursuing and reviewing potential target companies.

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

Investment Criteria

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we focused on industries that complement the background of our management team and the Sponsor and its affiliates. We therefore focused on potential target companies primarily in the financial services, digital assets, healthcare, real estate services, technology and software industries.

Any evaluation relating to the merits of a particular Business Combination may be based, to the extent relevant, on considerations, factors and criteria that our management may deem relevant.

Business Combination

So long as we maintain a listing for the Public Shares on Nasdaq, we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with the Business Combination. The Board will make, and did make with respect to the BSTR Business Combination, the determination as to the fair market value of the target company in the Business Combination. If the Board is not able to independently determine the fair market value of the target company in the Business Combination, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria. The BSTR Business Combination was, and, pursuant to Nasdaq rules, any Business Combination must be, approved by a majority of our independent directors. If we are no longer listed on Nasdaq, we would not be required to satisfy the above-referenced fair market value test.

Based on the valuation analysis of our management and the Board, we determined that the fair market value of BSTR was significantly in excess of 80% of the assets held in the Trust Account as of the date of the execution of the BSTR Business Combination Agreement and the 80% test was therefore satisfied.

We anticipate structuring the Business Combination, such as the BSTR Business Combination, either (i) in such a way so that the post-Business Combination company in which the Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-Business Combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons. However, we will only complete the Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-Business Combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity interests of a target such as we did in the BSTR Business Combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to the Business Combination could own less than a majority of our issued and outstanding shares subsequent to the Business Combination, as they will in the BSTR Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-Business Combination company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the Business Combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the Business Combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

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

See “Item 1. Business – BSTR Business Combination” for a discussion of the BSTR Business Combination and the related financing transactions.

Our Business Combination Process

In evaluating prospective Business Combinations, we have conducted, and if applicable, will conduct, a thorough due diligence review that encompasses, among other things, and as applicable, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), inspection of facilities and assets to the extent possible or applicable, document reviews, as well as a review of financial, operational, legal and other information which has been and will be made available to us and which we deem appropriate. We have utilized our expertise and the Sponsor’s expertise in analyzing and evaluating companies and their potential financial performance.

We are not prohibited from pursuing a Business Combination with a business that is affiliated with Cantor or its affiliates or our sponsor, officers or directors. While BSTR is not affiliated with the Sponsor or our officers or directors, in the event we do not consummate the BSTR Business Combination and we seek to complete the Business Combination with a business that is affiliated with Cantor or its affiliates, the Sponsor or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that our Business Combination is fair to our shareholders from a financial point of view.

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

All of our officers are employed by Cantor or its affiliates. Cantor is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for the Business Combination if the BSTR Business Combination is not consummated. While Cantor does not have any duty to offer acquisition opportunities to us, if the BSTR Business Combination is not consummated, Cantor may become aware of a potential transaction that is an attractive opportunity for us, which Cantor may decide to share with us.

The Sponsor, our officers and directors, Cantor and their affiliates may sponsor, form or participate in the formation of, or become an officer or director of, invest or otherwise become affiliated with, other blank check companies, including in connection with their Business Combinations, or may pursue other business or investment ventures, even prior to us entering into a definitive agreement for the Business Combination or completing the Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing the Business Combination. In particular, certain of our executive officers and directors also serve as executive officers or directors of other active Cantor SPACs, which Cantor SPACs are focused on searching for businesses in industries similar to the industries in which our search is focused. If the BSTR Business Combination is not consummated, the active Cantor SPACs may compete with us for Business Combination opportunities. If any active Cantor SPAC decides to pursue any such opportunity, we may be precluded from pursuing such opportunity.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity, including Cantor SPACs or to clients of Cantor or other affiliates of the Sponsor or our officers or directors, subject to their fiduciary duties under Cayman Islands law. Accordingly, if the BSTR Business Combination is not consummated, they may have conflicts of interest in determining to which entity a particular Business Combination opportunity should be presented. The Memorandum and Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. For example, a Business Combination opportunity may be suitable for another Cantor SPAC and us and our officers and directors who are officers and directors of such other Cantor SPAC may, subject to their fiduciary duties under Cayman Islands law, choose to direct such opportunity to such other Cantor SPAC before presenting it to us, meaning we could find less suitable acquisition opportunities and could limit our ability to find a business combination that we find attractive. However, based on the existing relationships of the Sponsor and our directors and officers, the fact that we may consummate a Business Combination with a target in a wide range of industries, as well as the experiences of certain of our directors and officers and affiliates of the Sponsor with prior Cantor SPACs, as reflected by us entering into the BSTR Business Combination, we do not believe that the fiduciary duties or contractual obligations of our officers or directors has or will materially affect our ability to complete the Business Combination.

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

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets, such as BSTR.

Status as a Public Company

We believe our structure makes us an attractive Business Combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a Business Combination with us. Following the Business Combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. Furthermore, once a Business Combination is completed, such as the BSTR Business Combination, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our obligation to seek shareholder approval of certain Business Combination structures and our obligation to provide our shareholders a redemption right, negatively.

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

Financial Position

With funds available for the Business Combination in the amount of approximately $207,513,000 as of December 31, 2025, based on the balance of the Trust Account as of such date, and which is subject to our right to withdraw interest from the Trust Account to pay any taxes, and which is subject to reduction for payment of the Marketing Fee, fees and expenses associated with the Business Combination and redemptions by the Public Shareholders, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete the Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Effecting the Business Combination

We are not presently engaged in, and we will not engage in, any operations other than the pursuit and completion of the Business Combination, at which point we will engage in the business of the target we acquire in the Business Combination. We intend to effectuate the Business Combination using (i) cash remaining in the Trust Account at the time of the Business Combination from the net proceeds of the Initial Public Offering and the Private Placement, (ii) the net proceeds from the sale, if any, of our securities in connection with the Business Combination, (iii) shares issued to the owners of the target, (iv) the net proceeds from debt issued to bank or other lenders or the owners of the target, or (v) a combination of the foregoing. We may seek to complete the Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We may seek to raise additional funds through a private offering of debt (including convertible debt) or equity securities in connection with the completion of the Business Combination (which may include a private placement), such as we have done with respect to the BSTR Business Combination, and we may effectuate the Business Combination using the proceeds of such offering rather than using the funds released to us from the Trust Account. In addition, we have targeted businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and may as a result be required to seek additional financing to complete the Business Combination, as in the BSTR Business Combination. Any such additional financing may cause material dilution to the Public Shareholders. Subject to compliance with applicable securities laws, we expect to complete such financing only simultaneously with the completion of the Business Combination. If the Business Combination is funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the Business Combination will disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any private placement, or through loans in connection with the Business Combination.

See “Item 1. Business – BSTR Business Combination” for a discussion of the BSTR Business Combination and the related financing transactions.

Sources of Target Businesses

Our officers and directors, as well as the Sponsor and its affiliates, have brought to our attention target business candidates that they become aware of through their business contacts and relationships.

If the BSTR Business Combination is not consummated, we may contact targets that any of the other SPACs sponsored by Cantor had considered if we become aware that such targets are interested in a potential initial business combination with us and such transaction would be attractive to our shareholders.

While we have not engaged the services of professional firms or other individuals that specialize in business acquisitions on any formal basis to help us find business combination targets, if the BSTR Business Combination is not consummated, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds released to us from the Trust Account. In no event, however, will the Sponsor or any of our existing officers or directors, or any entity with which the Sponsor or our existing officers or directors are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by us prior to or in connection with any services rendered in order to effectuate the completion of the Business Combination (regardless of the type of transaction that it is) other than as described herein.

We have engaged CF&Co. pursuant to the BCMA as an advisor in connection with the Business Combination to assist us in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the Business Combination. We will pay the Marketing Fee to CF&Co. upon the consummation of the Business Combination, including the BSTR Business Combination. We have also engaged CF&Co., an affiliate of the Sponsor, as a financial advisor and placement agent in connection with the BSTR Business Combination. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Engagement Letters” for more information related to our engagement of CF&Co. in connection with the BSTR Business Combination.

If the BSTR Business Combination is not consummated, some of our officers and directors may enter into employment or consulting agreements with the post-Business Combination company following the Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of the Business Combination candidate.

We are not prohibited from pursuing the Business Combination with a business that is affiliated with Cantor or its affiliates, the Sponsor or our officers or directors. While BSTR is not affiliated with the Sponsor or our officers or directors, in the event we do not consummate the BSTR Business Combination and we seek to complete the Business Combination with a business that is affiliated with Cantor or its affiliates, the Sponsor or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that the Business Combination is fair to our shareholders from a financial point of view.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management of BSTR, when evaluating the desirability of effecting the Business Combination with such business and will continue to do so if the BSTR Business Combination is not consummated and we seek other Business Combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company.

Furthermore, other than with respect to the BSTR Business Combination, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of the Business Combination. Moreover, we cannot assure our shareholders that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. None of our directors or officers are expected to remain with us after consummation of the BSTR Business Combination.

Shareholders May Not Have the Ability to Approve the Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange rule (as is the case with the BSTR Business Combination as currently contemplated), or, if the BSTR Business Combination is not consummated, we may choose to seek shareholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of Business Combinations we may consider and whether shareholder approval is currently required under Cayman Islands law for each such transaction.

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

The purpose of any such purchases of Public Shares could be to reduce the number of Public Shares being submitted for redemption. Any such purchases of Public Shares may result in the completion of the Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of the Class A ordinary shares may be reduced and the number of beneficial holders of the Public Shares may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of the Public Shares on Nasdaq.

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

Redemption Rights for Public Shareholders upon Completion of the Business Combination

We will provide the Public Shareholders with the opportunity, regardless of whether they abstain, vote for or vote against the Business Combination, to redeem all or a portion of their Public Shares upon the completion of the Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein. As of December 31, 2025, the redemption price was $10.53 per Public Share (inclusive of $0.15 per Public Share to be funded pursuant to the Sponsor Note). The Sponsor and our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and any Public Shares held by them in connection with the completion of the Business Combination.

Manner of Conducting Redemptions

We will provide the Public Shareholders with the opportunity, regardless of whether they abstain, vote for or vote against, the Business Combination, to redeem all or a portion of their Public Shares upon the completion of the Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the Business Combination and whether the terms of the Business Combination would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock or share purchases would not typically require shareholder approval while direct mergers with us where we do not survive and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend the Memorandum and Articles would require shareholder approval. If we structure the Business Combination, such as the BSTR Business Combination, with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed Business Combination.

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

If we seek shareholder approval of the Business Combination, we will complete the Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. A quorum for such meeting will consist of the holders of a majority of the then issued and outstanding Ordinary Shares (whether in person or by proxy). Any Ordinary Shares held by the Sponsor and our directors and officers will count toward this quorum. Pursuant to the letter agreement, the Sponsor and our officers and directors have agreed, subject to applicable securities laws, to vote their Founder Shares, Private Placement Shares and Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the Business Combination). For purposes of seeking approval of the majority of our issued and outstanding Ordinary Shares voted, non-votes will have no effect on the approval of the Business Combination once a quorum is obtained. As a result, in addition to the Founder Shares and Private Placement Shares, we would need only 7,250,001, or 36.3%, of the 20,000,000 Public Shares (assuming all issued and outstanding Ordinary Shares are voted at the meeting) and only 875,001, or 4.4%, of the 20,000,000 Public Shares (assuming only a majority of Ordinary Shares are voted at the meeting) to be voted in favor of the Business Combination in order to have the Business Combination approved. However, if the Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of the Business Combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the company. We intend to give not less than 20 days prior written notice of any such meeting as is required by applicable securities laws, while also complying with notice requirements of the Memorandum and Articles and Cayman Islands law, at which a vote shall be taken to approve the Business Combination. These quorum and voting thresholds, and the voting agreements of the Sponsor and our directors and officers, may make it more likely that we will consummate the Business Combination. Each Public Shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed Business Combination, or if they vote at all.

Redemptions of the Public Shares may be subject to a net cash requirement pursuant to an agreement relating to the Business Combination. For example, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes, or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof, and we may instead search for an alternate Business Combination. However, this is not applicable with respect to the BSTR Business Combination.

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

If the BSTR Business Combination is not completed, we may continue to try to complete a Business Combination with a different target during the Combination Period.

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

If we do not consummate the BSTR Business Combination or any other Business Combination by the end of the Combination Period, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from any amounts held outside of the Trust Account, although we cannot assure our shareholders that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any tax obligations we may owe. If those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, we may not request the trustee to release to us any accrued interest in the Trust Account to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, the per-share redemption amount received by Public Shareholders upon our dissolution would be $10.53 per share as of December 31, 2025 (inclusive of $0.15 per share to be funded pursuant to the Sponsor Note and which amount takes into account our estimate of the amount that may be withdrawn to pay our taxes (other than Excise Tax)). The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of the Public Shareholders. We cannot assure the Public Shareholders that the actual per-share redemption amount received by Public Shareholders will not be substantially less than $10.53. While we intend to pay such amounts, if any, we cannot assure the Public Shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

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

In the event that the proceeds in the Trust Account are reduced below (i) the sum of (A) $10.00 per Public Share and (B) $0.15 per redeemed Public Share pursuant to the funding of the Sponsor Note in connection with a Redemption Event and (ii) the sum of (A) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less interest released to pay taxes, and (B) $0.15 per redeemed Public Share pursuant to the Sponsor Note, and the Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked the Sponsor to reserve for such indemnification obligations and we cannot assure our shareholders that the Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure our Public Shareholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per Public Share.

We will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. The Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside of the Trust Account of $25,000 as of December 31, 2025 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from the Trust Account could be liable for claims made by creditors.

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

Competition

In identifying, evaluating and selecting a target business for the Business Combination, we have encountered, and if the BSTR Business Combination is not consummated, we may encounter, competition from other entities. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing a Business Combination with a target business. Furthermore, our obligation to pay cash to the Public Shareholders who exercise their redemption rights may reduce the cash available to us for the Business Combination. This may place us at a competitive disadvantage in successfully entering into an agreement with a target business for a Business Combination if the BSTR Business Combination is not consummated.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	We are a blank check company and an early stage company with no operating history or revenue or basis to evaluate our ability to select a suitable target business for the Business Combination.

●	We may not be able to select an appropriate target business or businesses and complete a Business Combination in the Combination Period, including the BSTR Business Combination.

●	Our expectations around the performance of a prospective target business or businesses, such as BSTR, may not be realized.

●	We may not be successful in retaining or recruiting officers, key employees or directors following a Business Combination.

●	Our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving the Business Combination.

●	If we do not consummate the BSTR Business Combination, we may not be able to obtain additional financing to complete another Business Combination.

●	We may issue Class A ordinary shares to investors in connection with the Business Combination at a price that is less than the prevailing market price of the Public Shares at that time, such as in the BSTR Business Combination.

●	If the BSTR Business Combination is not consummated, Public Shareholders may not be afforded an opportunity to vote on another Business Combination.

●	The funds in the Trust Account may not be protected against third party claims or bankruptcy.

●	An active trading market for the Public Shares may not develop and the Public Share may have limited liquidity and trading.

●	Members of our management team and the Board have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons, as well as our affiliates, have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate the Business Combination.

●	If we do not consummate the BSTR Business Combination, there may be more competition to find an attractive target for the Business Combination, which could increase the costs associated with completing the Business Combination and may result in our inability to find a suitable target or consummate the Business Combination.

●	If we do not consummate the BSTR Business Combination, we may attempt to simultaneously complete the Business Combination with multiple prospective targets, which may hinder our ability to complete the Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

●	In addition to the BCMA, we have engaged CF&Co. as a financial advisor and placement agent in connection with the BSTR Business Combination. Furthermore, if the BSTR Business Combination is not consummated, we may acquire a target company that has engaged CF&Co., or another affiliate of the Sponsor, as a financial advisor. Any fee in connection with such engagement are, or may be, conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such affiliate provides.

●	We may attempt to complete the Business Combination with a private company about which little information is available, which may result in the Business Combination with a company that is not as profitable as we suspected, if at all.

●	Since the Sponsor will lose its entire investment in us if the Business Combination is not completed (other than with respect to any Public Shares it may acquire during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for the Business Combination, such as the BSTR Business Combination.

●	The nominal purchase price paid by the Sponsor for the Founder Shares may result in significant dilution to the implied value of the Public Shares upon the consummation of the Business Combination and the Sponsor is likely to make a substantial profit on its investment in us in the event we consummate the Business Combination, even if the Business Combination causes the trading price of the Public Shares to materially decline.

●	The value of the Founder Shares following completion of the Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of the Public Shares at such time is substantially less than $10.00 per share.

●	Resources could be wasted in researching Business Combinations that are not completed (including the BSTR Business Combination), which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed the Business Combination by the end of the Combination Period, the Public Shareholders may receive only $10.53 per share as of December 31, 2025 (inclusive of $0.15 per share to be funded pursuant to the Sponsor Note and which amount takes into account our estimate of the amount that may be withdrawn to pay our taxes (other than Excise Tax)) and is subject to our right to withdraw interest from the Trust Account to pay any additional taxes (other than Excise Tax)) or less than such amount in certain circumstances, on the liquidation of the Trust Account.

●	Military or other conflicts in Ukraine, the Middle East or elsewhere and other disruptions to the equity or debt capital markets, including as a result of inflation in the United States and elsewhere, may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate the Business Combination.

●	There may be fewer attractive targets available for acquisition due to the increased number of SPACs that have gone public in recent years and there may be more competition for attractive targets. If the BSTR Business Combination is not consummated, this could increase the cost of the Business Combination and could even result in our inability to find a target or to consummate the Business Combination.

●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations or our prospects.

●	We may not be able to complete a Business Combination that may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States, or that may be ultimately prohibited.

●	If the Business Combination involves a company organized under the laws of a state of the United States, it is possible that Excise Tax will be imposed on us in connection with redemptions of the Public Shares after or in connection with the Business Combination.

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

For risks related to BSTR and the BSTR Business Combination, please see the registration statement to be filed by Pubco in connection with the BSTR Business Combination, once filed.

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

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our subsidiaries, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

The Public Shares are traded on Nasdaq under the symbol “CEPO.” The Public Shares commenced public trading on January 7, 2025.

(b)	Holders

On February 27, 2026, there were two (2) holders of record of Class A ordinary shares and one (1) holder of record of Class B ordinary shares.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f)	Recent Sales of Unregistered Securities

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

Concurrently with the execution of the Business Combination Agreement, we and Pubco entered into the CEPO Cash Equity PIPE Subscription Agreements with the CEPO Cash Equity PIPE Investors, pursuant to which the CEPO Cash Equity PIPE Investors have agreed to purchase, in a private placement immediately prior to the CEPO Merger, 40,000,000 Class A ordinary shares, at a purchase price of $10.00 per share payable in cash, for an aggregate purchase price of $400,000,000.

Additionally, concurrently with the execution of the Business Combination Agreement, we and Pubco entered into the July CEPO BTC Equity PIPE Subscription Agreements with the July CEPO BTC Equity PIPE Investors, pursuant to which the July CEPO BTC Equity PIPE Investors have agreed to purchase, in a private placement immediately prior to the CEPO Merger, a certain number of Class A ordinary shares, at $10.00 per share, in exchange for 4,156.11 Bitcoin in the aggregate, with the number of Class A ordinary shares to be issued to each July CEPO BTC Equity PIPE Investor being equal to (i) the product of (A) the number of Bitcoin contributed by such July CEPO BTC Equity PIPE Investor multiplied by (B) the Closing Bitcoin Price, and then divided by (ii) $10.00.

On August 28, 2025, (i) we and Pubco entered into the August CEPO BTC Equity PIPE Subscription Agreement with the August CEPO BTC Equity PIPE Investor, pursuant to which such investor agreed to purchase, in a private placement, a certain number of Class A ordinary shares, at $10.00 per share, in exchange for 20 Bitcoin, with the number of Class A ordinary shares to be issued to such investor being equal to (i) the product of (A) 20 Bitcoin multiplied by (b) the Closing Bitcoin Price and then divided by (ii) $10.00, and (ii) simultaneously therewith, we, Pubco and Newco entered into a termination agreement with such investor in the Newco Private Placement, which terminated the Newco Subscription Agreement with such investor, pursuant to which such investor had agreed to purchase Newco Class A Interests in exchange for 20 Bitcoin. As a result of the August CEPO BTC Equity PIPE, the total number of Bitcoin to be contributed by investors at Closing pursuant to the July CEPO BTC Equity PIPE, the Newco Private Placement and the August CEPO BTC Equity PIPE, remains at 5,021.11 Bitcoin.

(g)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in the Initial Public Offering and the Private Placement, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 28, 2025. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the Registration Statement. The specific investments in the Trust Account may change from time to time.

(h)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we focused our search on companies operating in the financial services, digital assets, healthcare, real estate services, technology and software industries. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

The Registration Statement for the Initial Public Offering became effective on December 20, 2024. On January 8, 2025, we consummated the Initial Public Offering of 20,000,000 Public Shares, at a purchase price of $10.00 per share, generating gross proceeds of $200,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 500,000 Private Placement Shares, at a purchase price of $10.00 per share, to the Sponsor in the Private Placement, generating gross proceeds of $5,000,000.

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

On July 16, 2025, we entered into the Business Combination Agreement with Pubco, CEPO Merger Sub, Seller, Newco, CEPO Subsidiary A, CEPO Subsidiary B and Newco Merger Sub.

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, upon the Closing, (a) we will complete the CEPO Merger, and with our shareholders (i) holding our Class B ordinary shares receiving one Class A ordinary share for each Class B ordinary share held by such shareholder immediately prior to the CEPO Merger, and (ii) receiving one share of Pubco Class A Stock for each Class A ordinary share held by such shareholder at the time of the CEPO Merger, and (b) at least two hours after the CEPO Merger, the Newco Merger will complete, and with (i) the Seller receiving shares of Pubco Class A Stock and Pubco Class B Stock in exchange for its Newco Interests, and (ii) the Newco Equity Investors converting their Newco Interests into Newco Exchange Interests, which Newco Exchange Interests will be exchangeable for an equal number of shares of Pubco Class A Stock or at Pubco’s election, the cash equivalent. As a result of BSTR Business Combination, CEPO Merger Sub will become a wholly owned subsidiary of Pubco, CEPO Subsidiary B will become the managing member of Newco, and Pubco will become a publicly traded company.

Concurrently with the execution of the Business Combination Agreement, we and Pubco entered into the July Convertible Notes Subscription Agreements with the July Convertible Notes Investors, pursuant to which the July Convertible Notes Investors have agreed to purchase, in a private placement, $500,000,000 of aggregate principal amount of Convertible Notes to be issued pursuant to and on the terms set forth in the Indenture. In addition, Pubco granted the July Convertible Notes Investors the First Convertible Notes Option, the Second Convertible Notes Option and the Preferred Stock Option, in each case, on a pro rata basis based on such July Convertible Notes Investor’s participation in the Initial Convertible Notes Private Placement. Further, the July Convertible Notes Subscription Agreements provide that if any July Convertible Notes Investors should elect not to exercise their pro rata share of the First Convertible Notes Option, Second Convertible Notes Option or Preferred Stock Option, as applicable, such Unexercised Option will be offered to and may be exercised by the remaining July Convertible Notes Investors pro rata to their participation in the July Convertible Notes Private Placement and the First Convertible Notes Option, Second Convertible Notes Option or Preferred Stock Option, as applicable, until 5:00 p.m. New York time on the Business Day immediately after the expiry of the applicable Convertible Notes Option or the Preferred Stock Option.

Pursuant to the terms of the July Convertible Notes Subscription Agreements, certain July Convertible Notes Investors exercised their pro rata share of (i) the First Convertible Notes Option and the Unexercised Option in relation to the First Convertible Notes Option to purchase additional Convertible Notes in an aggregate principal amount of $34,870,000 and (ii) the Second Convertible Notes Option and the Unexercised Option in relation to the Second Convertible Notes Option to purchase additional Convertible Notes in an aggregate principal amount of $9,323,000.

On August 7, 2025, we and Pubco entered into the August Convertible Notes Subscription Agreements with the August Convertible Notes Investors, pursuant to which the August Convertible Notes Investors have agreed to purchase, in a private placement, $30,500,000 aggregate principal amount of Convertible Notes to be issued by Pubco pursuant to and on the terms set forth in the Indenture.

Pursuant to the July Convertible Notes Private Placement and the August Convertible Notes Private Placement, taken together, the total aggregate principal amount of Convertible Notes to be issued by Pubco at Closing will be $574,693,000.

Concurrently with the execution of the Business Combination Agreement, we and Pubco entered into the July Preferred Stock Subscription Agreement with the July Preferred Stock Investor, pursuant to which the July Preferred Stock Investor has agreed to purchase, in a private placement, 300,000 shares of Preferred Stock with an aggregate principal amount of $30,000,000, at a purchase price of $85.00 per share, for an aggregate purchase price $25,500,000 to be issued by Pubco pursuant to and on the terms set forth in the Certificate of Designations.

Pursuant to the terms of the July Convertible Notes Subscription Agreements, certain July Convertible Notes Investors exercised their pro rata share of the Preferred Stock Option and the Unexercised Option in relation to the Preferred Stock Option to purchase an aggregate of approximately 2,236,000 shares of Preferred Stock with an aggregate principal amount of approximately $223,620,000, at a purchase price of $85.00 per share, for a total aggregate purchase price of approximately $190,080,000.

On August 25, 2025, we and Pubco entered into the August Preferred Stock Subscription Agreements with the August Preferred Stock Investors, pursuant to which the August Preferred Stock Investors have agreed to purchase, in a private placement, an aggregate of 482,924 shares of Preferred Stock with an aggregate principal amount of approximately $48,300,000, at a purchase price of $85.00 per share, for an aggregate purchase price of approximately $41,050,000.

With the inclusion of the shares of Preferred Stock subscribed for in the Preferred Stock Private Placements and the exercise of the Preferred Stock Option by certain July Convertible Notes Investors, Pubco will issue 3,019,200 shares of Preferred Stock at Closing in the aggregate with a total aggregate principal amount of $301,920,000, for a total purchase price of $256,632,000.

Concurrently with the execution of the Business Combination Agreement, we and Pubco entered into the CEPO Cash Equity PIPE Subscription Agreements with the CEPO Cash Equity PIPE Investors, pursuant to which the CEPO Cash Equity PIPE Investors have agreed to purchase, in a private placement immediately prior to the CEPO Merger, 40,000,000 Class A ordinary shares, at a purchase price of $10.00 per share payable in cash, for an aggregate purchase price of $400,000,000.

Additionally, concurrently with the execution of the Business Combination Agreement, we and Pubco entered into the July CEPO BTC Equity PIPE Subscription Agreements with the July CEPO BTC Equity PIPE Investors, pursuant to which the July CEPO BTC Equity PIPE Investors have agreed to purchase, in a private placement immediately prior to the CEPO Merger, a certain number of Class A ordinary shares, at $10.00 per share, in exchange for 4,156.11 Bitcoin in the aggregate, with the number of Class A ordinary shares to be issued to each July CEPO BTC Equity PIPE Investor being equal to (i) the product of (A) the number of Bitcoin contributed by such July CEPO BTC Equity PIPE Investor multiplied by (B) the Closing Bitcoin Price, and then divided by (ii) $10.00.

Concurrently with the execution of the Business Combination Agreement, we, Pubco and Newco entered into the Newco Subscription Agreements with the Newco Equity Investors, pursuant to which the Newco Equity Investors have agreed to purchase, in a private placement immediately prior to the Newco Merger, a certain number of Newco Interests, at $10.00 per interest, in exchange for 865 Bitcoin in the aggregate, with the number of Newco Interests to be issued to each Newco Equity Investor being equal to (i) the product of (A) the number of Bitcoin contributed by such Newco Equity Investor multiplied by (B) the Closing Bitcoin Price, and then divided by (ii) $10.00.

On August 28, 2025, (i) we and Pubco entered into the August CEPO BTC Equity PIPE Subscription Agreement with the August CEPO BTC Equity PIPE Investor, pursuant to which such investor agreed to purchase, in a private placement, a certain number of Class A ordinary shares, at $10.00 per share, in exchange for 20 Bitcoin, with the number of Class A ordinary shares to be issued to such investor being equal to (i) the product of (A) 20 Bitcoin multiplied by (b) the Closing Bitcoin Price and then divided by (ii) $10.00, and (ii) simultaneously therewith, we, Pubco and Newco entered into a termination agreement with such investor in the Newco Private Placement, which terminated the Newco Subscription Agreement with such investor, pursuant to which such investor had agreed to purchase Newco Class A Interests in exchange for 20 Bitcoin. As a result of the August CEPO BTC Equity PIPE, the total number of Bitcoin to be contributed by investors at Closing pursuant to the July CEPO BTC Equity PIPE, the Newco Private Placement and the August CEPO BTC Equity PIPE, remains at 5,021.11 Bitcoin.

Concurrently with the execution of the Business Combination Agreement, we, Pubco and the Sponsor entered into the Sponsor Support Agreement, pursuant to which, among other things, the Sponsor agreed (i) to vote its Ordinary Shares in favor of the Business Combination Agreement and the BSTR Business Combination and each of the other proposals to be presented to our shareholders at the extraordinary general meeting of our shareholders to be held in connection with the BSTR Business Combination, (ii) to vote its Ordinary Shares against certain other transactions and matters, (iii) to comply with the restrictions imposed by the Insider Letter, including the restrictions on transferring and redeeming Ordinary Shares in connection with the BSTR Business Combination, (iv) to waive the anti-dilution rights of the Class B ordinary shares set forth in the Memorandum and Articles, (v) to surrender, for no consideration, 50% of its Class B ordinary shares immediately prior to, and conditioned upon, the consummation of the CEPO Merger, and (vi) subject to and conditioned upon the Closing, agree that any loans outstanding from the Sponsor to us shall be repaid either in cash or in Class A ordinary shares at $10.00 per share as determined by Sponsor.

Further, pursuant to the Sponsor Support Agreement, we and the Sponsor agreed that prior to Closing, we and the Sponsor will enter into an amendment to the Insider Letter to (i) extend the transfer and lock-up restrictions applicable to the Founder Shares pre-Closing so that they also apply to the shares of Pubco the Sponsor receives in exchange for the Founder Shares in the BSTR Business Combination post-Closing, (ii) modify the duration of the lock-up applicable to the Founder Shares to be the earlier of (a) the twelve (12) month anniversary of the date of the Closing and (b) the date on which Pubco consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of Pubco Stock for cash, securities or other property, and (iii) add Pubco as a party.

Certain of our existing agreements will be amended or amended and restated in connection with the BSTR Business Combination.

For more information regarding the BSTR Business Combination, refer to our filings with the SEC, including the Current Reports on Form 8-K filed by us with the SEC on July 17, 2025, July 22, 2025, August 7, 2025, August 25, 2025 and August 28, 2025, and the other filings we and Pubco may make from time to time with the SEC.

Liquidity and Capital Resources

As of December 31, 2025 and 2024, we had $25,000 and $0, respectively, of cash in our operating account. As of December 31, 2025 and 2024, we had a working capital deficit of approximately $589,000 and approximately $299,000, respectively. As of December 31, 2025 and 2024, approximately $7,513,000 and $0, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes, if any.

Our liquidity needs through December 31, 2025 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $134,000 from the Sponsor pursuant to the Pre-IPO Note, the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account and the Sponsor Loan. We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan us up to $1,750,000 pursuant to the Sponsor Loan to fund our expenses relating to investigating and selecting a target business and other working capital requirements, of which approximately $486,000 and $0 has been drawn by us as of December 31, 2025 and 2024, respectively. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of both December 31, 2025 and 2024, we did not have any borrowings under the Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the Sponsor to meet our needs through the earlier of the consummation of the Business Combination or one year from the date of this Report. Over this time period, we will be using these funds for paying existing accounts payable and consummating the BSTR Business Combination.

Results of Operations

Our entire activity from inception through December 31, 2025 related to our formation, the Initial Public Offering, and to our efforts toward locating and completing a suitable Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Business Combination. We have generated non-operating income in the form of interest income on amounts held in the Trust Account. We have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net loss of approximately $6,657,000, which consisted of approximately $13,197,000 of loss from the change in fair value of forward sale securities, approximately $855,000 of general and administrative expenses, and approximately $118,000 of administrative expenses incurred pursuant to the administrative services agreement with the Sponsor, partially offset by approximately $7,513,000 of interest income on investments held in the Trust Account.

For the year ended December 31, 2024, we had a net loss of approximately $84,000, which consisted of approximately $84,000 of general and administrative expenses.

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

Related Party Loans

In connection with the Initial Public Offering, the Sponsor has agreed to lend us up to $3,000,000 pursuant to the Sponsor Note in connection with each Redemption Event, such that an amount equal to $0.15 per Public Share being redeemed in connection with the applicable Redemption Event will be added to the Trust Account and paid to the holders of the applicable redeemed Public Shares on such Redemption Event. The Sponsor Note does not bear interest and is repayable by us to the Sponsor upon consummation of the Business Combination; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under the Sponsor Note may be converted into Class A ordinary shares at a conversion price of $10.00 per share. If we are unable to consummate the Business Combination, the Sponsor Note would be repaid only out of funds held outside of the Trust Account. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Note.

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

As of December 31, 2025 and 2024, we had approximately $486,000 and $0, respectively, outstanding under the Sponsor Loan. As of both December 31, 2025 and 2024, we had no borrowings under the Working Capital Loans or the Sponsor Note.

See Note 4—“Related Party Transactions” and Note 5—“Commitments and Contingencies” to our consolidated financial statements in Part IV, Item 15 of this Report for information regarding additional contractual obligations.

Critical Accounting Policies and Estimates

We have identified the following as our critical accounting policies:

Use of Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity (deficit) and consolidated statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

Going Concern

In connection with our going concern considerations in accordance with guidance in ASC 205-40, Presentation of Financial Statements–Going Concern, we have until January 8, 2027 to consummate the Business Combination. Our mandatory liquidation date if the Business Combination is not consummated raises substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, and including $0.15 per redeemed share to be funded pursuant to the Sponsor Note, divided by the number of then outstanding Public Shares. As of December 31, 2025, the redemption value per Public Share was $10.53.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standard used.

Forward Sale Securities

We account for the Class A ordinary shares underlying the CEPO BTC Equity PIPE Subscription Agreements, which are referred in this Report as forward sale securities, in accordance with guidance in ASC 480-10, Distinguishing Liabilities from Equity, pursuant to which the forward sale securities do not meet the criteria for equity classification and must be recorded as liabilities or assets.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2025 and 2024, 20,000,000 and 0 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity outside of the shareholders’ deficit section of our consolidated balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Loss Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net loss per Ordinary Share is computed by dividing net loss applicable to shareholders by the weighted average number of Ordinary Shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per share and allocate net loss pro rata to Class A ordinary shares subject to possible redemption, nonredeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

See Note 2—“Summary of Significant Accounting Policies” to our consolidated financial statements in Part IV, Item 15 of this Report for additional information regarding these critical accounting policies and other significant accounting policies.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-24 comprising a portion of this Report, which are incorporated herein by reference.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our internal control over financial reporting includes policies and procedures that are intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the foregoing, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Brandon G. Lutnick	28	Chairman and Chief Executive Officer
Jane Novak	61	Chief Financial Officer
Danny H. Salinas	45	Director
Douglas R. Barnard	65	Director
Robert G. Sharp	60	Director
Charlotte Blechman	55	Director

The experience of our directors and executive officers is as follows:

Brandon G. Lutnick has been our Chairman and Chief Executive Officer since December 2024. Mr. Lutnick is also the Chairman and Chief Executive Officer of Cantor and CFGM, positions he has held since February 2025. Mr. Lutnick joined Cantor in April 2022 and most recently worked as an Executive at Cantor driving the firm’s strategy and overseeing other projects relating to Cantor and its affiliates. Mr. Lutnick has also been a director of BGC Group, Inc. since February 2025. Mr. Lutnick has also served as the Chairman and Chief Executive Officer of each of Cantor Equity Partners II, Inc. (“CEP II”), Cantor Equity Partners III, Inc. (“CEP III”), Cantor Equity Partners IV, Inc. (“CEP IV”) and Cantor Equity Partners V, Inc. (“CEP V”) since January 2025 and of Cantor Equity Partners VI, Inc. (“CEP VI”) since July 2025. Mr. Lutnick has also served as the Chairman of Cantor Fitzgerald Income Trust, Inc., a public non-traded REIT, since March 2025. Mr. Lutnick previously served as the Chairman and Chief Executive Officer of Cantor Equity Partners, Inc. (“CEP”) from December 2024 until consummation of its initial business combination with Twenty One Capital, Inc. (“Twenty One”) in December 2025. Mr. Lutnick previously worked in equity sales and trading at CF&Co. from April 2022 to November 2023. Prior to joining Cantor, Mr. Lutnick started his career at Oak Hill Advisors where he served as a credit analyst from July 2021 to April 2022. Mr. Lutnick graduated from Stanford University with a B.S. in Symbolic Systems in May 2021. We believe that Mr. Lutnick is qualified to serve as a member of the Board due to his business experience.

Jane Novak has been our Chief Financial Officer since May 2024. Ms. Novak joined Cantor in October 2017 and, since then, has served as the Global Head of Accounting Policy. In this role, Ms. Novak provides guidance to Cantor and its affiliates on complex accounting matters, including, among other things, compliance with GAAP, the International Accounting Standards Board and SEC pronouncements, establishing formal accounting policies, reviewing SEC filings, leading new accounting standards implementation and monitoring standard-setting activities. Ms. Novak has also served as the Chief Financial Officer of each of CEP II, CEP III, CEP IV and CEP V since June 2024 and of CEP VI since July 2025. Ms. Novak served as the Chief Financial Officer of CF Finance Acquisition Corp. III (“CFAC III”) from July 2021 until consummation of its business combination with AEye, Inc. (“AEye”) in August 2021, as Chief Financial Officer of CF Acquisition Corp. V from July 2021 until consummation of its business combination with Satellogic, Inc. in January 2022, as Chief Financial Officer of CF Acquisition Corp. VI (“CFAC VI”) from July 2021 until consummation of its business combination with Rumble, Inc. (“Rumble”) in September 2022, as the Chief Financial Officer of CF Acquisition Corp. VIII (“CFAC VIII”) from July 2021 until consummation of its business combination with XBP Global Holdings, Inc. (formerly known as XBP Europe, Inc.) (“XBP”) in November 2023, as the Chief Financial Officer of CEP from November 2021 until consummation of its business combination with Twenty One in December 2025, as the Chief Financial Officer of CF Acquisition Corp. IV (“CFAC IV”) from July 2021 to December 2023 when it liquidated and as the Chief Financial Officer of CF Acquisition Corp. VII (“CFAC VII”) from November 2021 to December 2024 when it liquidated. Prior to joining Cantor, Ms. Novak worked for a number of financial services institutions holding accounting policy, financial reporting and SEC reporting positions of progressive responsibility. Ms. Novak began her career in the audit practice at Deloitte’s New York office, serving financial services clients. Ms. Novak graduated summa cum laude from Brooklyn College, CUNY, with a B.S. in Accounting. Ms. Novak holds an active CPA license from the State of New York and is a member of the American Institute of Certified Public Accountants.

Danny H. Salinas has served as a member of the Board since January 2025. Mr. Salinas joined Cantor in September 2023 and has served as Senior Managing Director and Chief Financial Officer. As Chief Financial Officer, Mr. Salinas is responsible for Cantor’s financial operations, including accounting, finance, regulatory reporting, treasury, financial planning and analysis, as well as taxation, risk management, and investor relations. Mr. Salinas is a seasoned veteran with over 20 years of experience. Mr. Salinas has also served as a director of CEP II since May 2025, CEP III since June 2025, CEP IV since August 2025, CEP V since November 2025 and CEP VI since February 2026. Mr. Salinas has also served as Chief Financial Officer and Treasurer of Cantor Fitzgerald Income Trust, Inc. since September 2025. Mr. Salinas previously served as a director of CEP from August 2024 until consummation of its business combination with Twenty One in December 2025. Prior to joining Cantor, Mr. Salinas held various executive positions for over a decade at TD Bank Group. Mr. Salinas served as Chief Financial Officer in TD Securities from April 2018 to September 2023. Mr. Salinas served as Head of US Tax Planning from March 2013 to March 2018. Mr. Salinas also practiced as a tax attorney at Simpson, Thacher & Bartlett, from September 2008 to March 2013, where he advised on strategic corporate transactions. He began his career at Deloitte & Touche, where he received his CPA license. Mr. Salinas holds FINRA Series 27 and 79 licenses. Mr. Salinas holds a J.D. from Georgetown University, where he graduated magna cum laude, and a B.S. in accounting from Rutgers University. We believe that Mr. Salinas is qualified to serve as a member of the Board due to his extensive experience in business management.

Douglas R. Barnard has served as a member of the Board since January 2025. Mr. Barnard has served on the Board of Managers at Prophet Asset Management, a registered investment advisor, since July 2015. In addition, since March 2022 and April 2022, respectively, Mr. Barnard has been a Trustee of Cantor Fitzgerald Infrastructure Fund and Cantor Select Portfolios. Mr. Barnard has also served as a director of CEP IV since August 2025. Mr. Barnard served as a director of CFAC VI from February 2021 until consummation of its business combination with Rumble in September 2022 and as a director of CFAC VII from December 2022 to December 2024 when it liquidated. Mr. Barnard was previously the Chief Financial Officer and Executive Managing Director of Cantor from July 2006 until his retirement in April 2015. As Chief Financial Officer of Cantor, Mr. Barnard was responsible for Cantor’s global financial and management accounting, regulatory reporting, treasury and risk functions and also served as a member of multiple boards and committees at the company. Prior to joining Cantor in July 2006, Mr. Barnard served as the Chief Administrative Officer for Dover Management LLC, an investment management firm, where he oversaw all compliance, finance and administrative functions. Prior to his tenure with Dover, Mr. Barnard held the position of Managing Director and Controller of the Americas Region at Deutsche Bank AG, where he oversaw all regional financial control during a period of rapid expansion, including the integration of Bankers Trust Corporation. He also served as Chief Financial Officer for Deutsche’s Asia-Pacific Region based in their Singapore office. Previously, Mr. Barnard was Vice President and Investment Banking Controller at Goldman Sachs & Co., joining the bank from Deloitte Haskins & Sells. Mr. Barnard earned a BBA in public accounting from Pace University in 1982. He was a certified public accountant and a past member of the Financial Management Division of the Securities Industry Association, the Connecticut Society of CPAs and the American Institute of CPAs. Current and prior affiliations include the National Forest Foundation and the Corporate Cares Gala supporting the American Cancer Society. We believe that Mr. Barnard is qualified to serve as a member of the Board due to his extensive accounting and management experience.

Robert G. Sharp has served as a member of the Board since January 2025. Mr. Sharp has approximately 30 years of experience in corporate acquisitions and strategically building equity value, combining financial and operational expertise. Since January 2014, Mr. Sharp has been Co-CEO of Ramy Brook, a leading contemporary fashion brand. Mr. Sharp has also been a Principal at Union Investment Management, a real estate finance company, since December 2023. Since January 2014 Mr. Sharp has been active in private equity as a personal investor. Mr. Sharp has also served as a director of CEP II since August 2025. Previously, Mr. Sharp was a founding partner and member of the Executive Committee of MidOcean Partners, a leading private equity firm, from February 2003 to December 2013. From September 1999 to February 2003, Mr. Sharp was a Managing Director at DB Capital Partners, the private equity division of Deutsche Bank, which was acquired out of Deutsche Bank to form MidOcean Partners. Mr. Sharp joined DB Capital Partners from Investcorp International, a global private equity firm. Mr. Sharp has served on numerous corporate boards throughout his career, including as the previous Chairman of Thomas Scientific, one of the largest suppliers of laboratory products and services. Mr. Sharp also served as a director of CF Finance Acquisition Corp. from March 2019 until consummation of its business combination with GCM Grosvenor, Inc. in November 2020, as a director of CFAC III from November 2020 until consummation of its business combination with AEye in August 2021, as a director of CFAC VIII from March 2022 until consummation of its business combination with XBP in November 2023 and as a director of CFAC VII from December 2021 to December 2024 when it liquidated. Mr. Sharp is a member of the Advisory Board of Mount Sinai Hospital, and recently completed his seven year term as a member of the Steering Committee of Duke University’s Financial Economics Center. Mr. Sharp received his B.A. in Economics, Phi Beta Kappa, Summa Cum Laude, from Union College, and his M.B.A in Finance from Columbia University, where he was a Samuel Bronfman Fellow. We believe that Mr. Sharp is qualified to serve as a member of the Board due to his extensive investment, public company and management experience.

Charlotte Blechman has served as a member of the Board since January 2026. Ms. Blechman has extensive executive and management experience in marketing, public relations, visual merchandising, branding, digital and social marketing, advertising and communications. Ms. Blechman currently serves as a Senior Managing Director of ACTUM, a strategic advisory firm, a position she has held since November 2025, where she will lead a buildout of a global Fashion, Lifestyle and Luxury consultancy through targeted recruitment and key acquisitions. Ms. Blechman has also served as a director of Lightwave Acquisition Corp. since June 2025. From October 2024 to August 2025, Ms. Blechman previously served as a consultant for alice and olivia, a women’s contemporary lifestyle brand. From January 2017 to June 2023, Ms. Blechman served as Chief Marketing Officer of Tom Ford Retail LLC where she was responsible for all global marketing, communications, advertising, public relations, visual display, customer relationship management, digital marketing, events and global marketing initiatives. Ms. Blechman previously served as a director of CF Finance Acquisition Corp. II from November 2020 until consummation of its business combination with View, Inc. in March 2021, a director of CFAC VIII from March 2021 until consummation of its business combination with XBP in November 2023, as a director of CEP from August 2024 until consummation of its business combination with Twenty One in December 2025 and as a director of CFAC IV from December 2020 to December 2023 when it liquidated. From 2011 to 2017, Ms. Blechman served as Executive Vice-President of Marketing and Communication at Barneys New York. Prior to that, Ms. Blechman served as Gucci America’s Vice President of Public Relations and Special Events, also overseeing Worldwide Celebrity Relations. She also served as Vice President of Public Relations for Yves Saint Laurent. The Company believes that Ms. Blechman is qualified to serve as a member of the Board due to her extensive experience in business management.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer has been involved in the last ten years that are material to an evaluation of the ability or integrity of any director or officer.

Number and Terms of Office of Officers and Directors

We have five directors. Prior to the closing of the Business Combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of our approving a transfer by way of continuation to a jurisdiction outside the Cayman Islands). Holders of Public Shares will not be entitled to vote on these matters during such time. The provisions of the Memorandum and Articles relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by at least 90% of the Ordinary Shares voting in a general meeting. Approval of the Business Combination will require the affirmative vote of a majority of the Board.

The Board is divided into two classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting of shareholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until December 31, 2027, one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Barnard and Mr. Sharp, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Mr. Lutnick, Mr. Salinas and Ms. Blechman, will expire at the second annual general meeting. We may not hold an annual general meeting until after we consummate the Business Combination. Subject to the terms of any preference shares, any or all of the directors may be removed from office at any time, but only for cause and only by the affirmative vote of holders of a majority of the voting power of all then issued and outstanding shares entitled to vote generally in the appointment of directors, voting together as a single class; provided, however, that prior to the consummation of the Business Combination, any or all of the directors may be removed from office, for cause or not for cause, only by the affirmative vote of holders of a majority of the voting power of all then issued and outstanding Class B ordinary shares. Subject to any other special rights applicable to the shareholders, including holders of preference shares, whenever any director shall have been elected by the holders of any class of shares voting separately as a class, such director may be removed and the vacancy filled only by the holders of that class of shares voting separately as a class. Vacancies caused by any such removal and not filled by the shareholders at the meeting at which such removal shall have been made, or any vacancy caused by the death or resignation of any director or for any other reason, and any newly created directorship resulting from any increase in the authorized number of directors, may be filled by the affirmative vote of a majority of the directors then in office, although less than a quorum, and in any case, prior to the consummation of the Business Combination, by a majority of the holders of the Class B ordinary shares, and any director so elected to fill any such vacancy or newly created directorship shall hold office until his or her successor is elected and qualified or until his or her earlier resignation or removal.

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

Audit Committee

Douglas R. Barnard, Robert G. Sharp and Charlotte Blechman serve as members of the Audit Committee, and Mr. Barnard chairs the Audit Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent, subject to certain phase-in provisions. Each of Douglas R. Barnard, Robert G. Sharp and Charlotte Blechman meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b) (1) under the Exchange Act.

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

Compensation Committee

Robert G. Sharp, Douglas R. Barnard and Charlotte Blechman serve as members of the Compensation Committee and Mr. Sharp chairs the Compensation Committee. Each of Mr. Sharp, Mr. Barnard and Ms. Blechman is independent.

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

We have engaged CF&Co. pursuant to the BCMA as an advisor in connection with the Business Combination to assist us in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the Business Combination. We will pay the Marketing Fee to CF&Co. for such services upon the consummation of the Business Combination, including the BSTR Business Combination.

We and Pubco have engaged CF&Co. pursuant to a letter agreement, dated July 17, 2025 (the “Private Placement Engagement Letter”), for CF&Co. to act as the lead placement agent for the Private Placement Investments. Pursuant to the Private Placement Engagement Letter, for the services provided thereto, CF&Co. will receive a cash fee at the Closing equal to up to approximately $54,500,000, which is equal to the sum of (i) 5.0% of the gross proceeds received by Pubco and us pursuant to the CEPO Cash Equity PIPE (assuming that all CEPO Cash Equity PIPE Investors fund their commitments in their CEPO Cash Equity PIPE Subscription Agreements); (ii) 4.5% of the gross proceeds received by Pubco and us pursuant to the Preferred Stock Private Placements and the exercise of the Preferred Stock Option (assuming that the Preferred Stock Investors and the July Convertible Notes Investors who exercised the Preferred Stock Option fund their commitments in their Preferred Stock Subscription Agreements and Convertible Notes Subscription Agreements); and (iii) 4.0% of the gross proceeds received by Pubco and us pursuant to the Convertible Notes Private Placement, excluding the Preferred Stock Option (assuming that the Convertible Notes Investors fund their commitments in their Convertible Notes Subscription Agreements); provided that 1% of each such fee is payable at the sole discretion of Pubco; provided, further, that such fees are reduced with respect to proceeds received from certain investors; and provided further, that the amount of such fee will be reduced by an amount equal to the product of (a) 3.5%, (b) $10.00 and (c) the number of Public Shares redeemed in connection with the BSTR Business Combination. No fee is payable to CF&Co. for the proceeds raised pursuant to the CEPO BTC Equity PIPE and the Newco Private Placement. We will also reimburse CF&Co. at Closing for all reasonable and documented out-of-pocket expenses incurred by CF&Co. in connection with CF&Co. rendering its services under the Private Placement Engagement Letter, the aggregate amount of which will not exceed $40,000.

We have also engaged CF&Co. pursuant to a letter agreement, dated July 17, 2025 (the “M&A Engagement Letter”), for CF&Co. to act as our exclusive financial advisor for the BSTR Business Combination. Pursuant to the M&A Engagement Letter, for the services provided thereto, CF&Co. will receive a cash fee at the Closing equal to $15,000,000.

After the completion of the Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on the Board. However, none of our directors or officers are expected to remain with us after the closing of the BSTR Business Combination.

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

Compensation Recovery and Clawback Policy

The Board has approved the adoption of the Executive Compensation Clawback Policy, effective as of January 6, 2025 (the “Clawback Policy”), a copy of which is attached hereto as Exhibit 97, in order to comply with Rule 10D-1 under the Exchange Act and Nasdaq Listing Rule 5608. At no time during the fiscal year covered by this Report were we required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to the Clawback Policy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of the Ordinary Shares as of February 27, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 25,500,000 Ordinary Shares, consisting of (i) 20,500,000 Class A ordinary shares and (ii) 5,000,000 Class B ordinary shares, in each case, issued and outstanding as of February 27, 2026. On all matters to be voted upon, except for the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of our approving a transfer by way of continuation to a jurisdiction outside the Cayman Islands) or as otherwise required by applicable law, holders of Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Directors and Officers(1)
Brandon G. Lutnick(2)	500,000	2.4%	5,000,000	100%	21.6%
Jane Novak	—	—	—	—	—
Danny H. Salinas	—	—	—	—	—
Robert G. Sharp	—	—	—	—	—
Douglas R. Barnard	—	—	—	—	—
Charlotte Blechman	—	—	—	—	—
All executive officers and directors as a group (6 individuals)	500,000	2.4%	5,000,000	100%	21.6%
Other 5% Shareholders
Cantor EP Holdings I, LLC(2)	500,000	2.4%	5,000,000	100%	21.6%
Barclays Bank PLC(3)	1,705,935	8.3%	—	—	6.7%
Anson Funds Management LP(4)	2,039,750	9.9%			7.9%
Meteora Capital, LLC(5)	2,949,729	14.3%	—	—	11.5%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Cantor Equity Partners I, Inc., 110 East 59th Street, New York, NY 10022.
(2)	Cantor EP Holdings I, LLC, the Sponsor, is the record holder of such shares. Cantor is the sole member of the Sponsor. CFGM is the managing general partner of Cantor and controls Cantor. Brandon G. Lutnick is the controlling trustee of the trusts owning all of the voting shares of CFGM and the Chairman and Chief Executive Officer of CFGM. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the Ordinary Shares held directly by the Sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The principal business address of the Sponsor is 110 East 59th Street, New York, NY 10022.

(3)	According to a Schedule 13G filed on May 13, 2025, by Barclays Bank PLC. The business address of the reporting person is 1 Churchill Place, London — E14 5HP.
(4)	According to a Schedule 13G filed on February 6, 2026 by Anson Funds Management LP, Anson Management GP LLC, Mr. Tony Moore, Anson Advisors Inc., Mr. Amin Nathoo and Mr. Moez Kassam. Anson Funds Management LP and Anson Advisors Inc. serve as co-investment advisors (collectively, the “Funds”). Anson Funds Management LP and Anson Advisors Inc. serve as co-investment advisors to the Funds and may direct the vote and disposition of the 2,039,750 Class A ordinary shares held by the Funds. As the general partner of Anson Funds Management LP, Anson Management GP LLC may direct the vote and disposition of the 2,039,750 Class A ordinary shares held by the Funds. As the principal of Anson Fund Management LP and Anson Management GP LLC, Mr. Moore may direct the vote and disposition of the 2,039,750 Class A ordinary shares held by the Funds. As directors of Anson Advisors Inc., Mr. Nathoo and Mr. Kassam may each direct the vote and disposition of the 2,039,750 Class A ordinary shares held by the Funds. The business address of Anson Funds Management LP, Anson Management GP LLC and Mr. Moore is 16000 Dallas Parkway, Suite 800 Dallas, Texas 75248 and the business address of Anson Advisors Inc., Mr. Nathoo and Mr. Kassam is 181 Bay Street, Suite 4200 Toronto, ON M5J 2T3.
(5)	According to a Schedule 13G filed on December 8, 2025, by Meteora Capital, LLC and Vik Mittal. The business address of the reporting persons is 1200 N Federal Hwy, #200, Boca Raton FL 33432

The Sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the BSTR Business Combination, please see Item 1. “Business”.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity, including the active Cantor SPAC or to clients of Cantor or other affiliates of the Sponsor or our officers or directors, subject to their fiduciary duties under Cayman Islands law. Accordingly, if the BSTR Business Combination is not consummated, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. The Memorandum and Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. For example, a business combination opportunity may be suitable for an active Cantor SPAC and us and our officers and directors who are officers and directors of such Cantor SPAC may, subject to their fiduciary duties under Cayman Islands law, choose to direct such opportunity to such Cantor SPAC before presenting it to us, meaning we could find less suitable acquisition opportunities and could limit our ability to find a Business Combination that we find attractive. However, based on the existing relationships of the Sponsor and our directors and officers, the fact that we may consummate a Business Combination with a target in a wide range of industries, as well as the experiences of certain of our directors and officers and affiliates of the Sponsor with prior Cantor SPACs, as reflected by us entering into the BSTR Business Combination, we do not believe that the fiduciary duties or contractual obligations of our officers or directors has or will materially affect our ability to complete the Business Combination.

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

We are not prohibited from pursuing the Business Combination with a business that is affiliated with the Sponsor, its affiliates, or our officers or directors. In the event we do not consummate the BSTR Business Combination and we seek to complete the Business Combination with a business that is affiliated with the Sponsor, its affiliates or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that the Business Combination is fair to our shareholders from a financial point of view.

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

We have engaged CF&Co. pursuant to the BCMA as an advisor in connection with the Business Combination to assist us in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the Business Combination. We will pay the Marketing Fee to CF&Co. upon the consummation of the Business Combination, including the BSTR Business Combination.

We have also engaged CF&Co., an affiliate of the Sponsor, as a financial advisor and placement agent in connection with the BSTR Business Combination as further described below.

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

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us additional Working Capital Loans. Any Working Capital Loans will be repayable by us upon consummation of the Business Combination out of the proceeds of the Trust Account released to the Company; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the lender’s option, all or any portion of the amount outstanding under any Working Capital Loans may be converted into Class A ordinary shares at a conversion price of $10.00 per share. If we are unable to consummate the Business Combination, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

The Sponsor has also agreed to lend us up to $3,000,000 pursuant to the Sponsor Note in connection with each Redemption Event, such that an amount equal to $0.15 per Public Share being redeemed in connection with the applicable Redemption Event will be added to the Trust Account and paid to the holders of the applicable redeemed Public Shares on such Redemption Event. The Sponsor Note does not bear interest and is repayable by us to the Sponsor upon consummation of the Business Combination; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under the Sponsor Note may be converted into Class A ordinary shares at a conversion price of $10.00 per share. If we are unable to consummate the Business Combination, the Sponsor Note would be repaid only out of funds held outside of the Trust Account. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Note.

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

Engagement Letters

On January 6, 2025, we and CF&Co. entered into the BCMA, pursuant to which we engaged CF&Co. as an advisor in connection with a Business Combination to assist us in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the Business Combination. We will pay the Marketing Fee to CF&Co. for such services upon the consummation of a Business Combination, including the BSTR Business Combination.

On July 17, 2025, we, Pubco and CF&Co. entered into the Private Placement Engagement Letter, pursuant to which we and Pubco engaged CF&Co. as the lead placement agent for the Private Placement Investments. Pursuant to the Private Placement Engagement Letter, for the services provided thereto, CF&Co. will receive a cash fee at the Closing equal to up to approximately $54,500,000, which is equal to the sum of (i) 5.0% of the gross proceeds received by Pubco and us pursuant to the CEPO Cash Equity PIPE (assuming that all CEPO Cash Equity PIPE Investors fund their commitments in their CEPO Cash Equity PIPE Subscription Agreements); (ii) 4.5% of the gross proceeds received by Pubco and us pursuant to the Preferred Stock Private Placements and the exercise of the Preferred Stock Option (assuming that the Preferred Stock Investors and the July Convertible Notes Investors who exercised the Preferred Stock Option fund their commitments in their Preferred Stock Subscription Agreements and Convertible Notes Subscription Agreements); and (iii) 4.0% of the gross proceeds received by Pubco and us pursuant to the Convertible Notes Private Placement, excluding the Preferred Stock Option (assuming that the Convertible Notes Investors fund their commitments in their Convertible Notes Subscription Agreements); provided that 1% of each such fee is payable at the sole discretion of Pubco; provided, further, that such fees are reduced with respect to proceeds received from certain investors; and provided further, that the amount of such fee will be reduced by an amount equal to the product of (a) 3.5%, (b) $10.00 and (c) the number of Public Shares redeemed in connection with the BSTR Business Combination. No fee is payable to CF&Co. for the proceeds raised pursuant to the CEPO BTC Equity PIPE and the Newco Private Placement. We will also reimburse CF&Co. at Closing for all reasonable and documented out-of-pocket expenses incurred by CF&Co. in connection with CF&Co. rendering its services under the Private Placement Engagement Letter, the aggregate amount of which will not exceed $40,000. Pursuant to the Private Placement Engagement Letter, CF&Co. also has a right to act, during the period of its engagement and 12 months thereafter, as (i) Pubco’s lead managing underwriter, initial purchaser placement agent and/or arranger for any subsequent financing and (ii) Pubco’s lead financial advisor for any potential acquisition, disposition or other extraordinary corporate transaction involving Pubco or any of its subsidiaries, assets, securities or businesses, in each case, on such other terms and conditions customary for CF&Co. for similar transactions, which terms and conditions will be embodied in one or more separate written agreements, which agreements shall be based on CF&Co.’s customary form for the applicable financing or transaction.

On July 17, 2025, we and CF&Co. entered into the M&A Engagement Letter, pursuant to which we engaged CF&Co. as our exclusive financial advisor for the BSTR Business Combination. Pursuant to the M&A Engagement Letter, for the services provided thereto, CF&Co. will receive a cash fee at the Closing equal to $15,000,000.

CEPO Equity PIPEs

Concurrently with the execution of the Business Combination Agreement, we and Pubco entered into the CEPO Cash Equity PIPE Subscription Agreements with the CEPO Cash Equity PIPE Investors, pursuant to which the CEPO Cash Equity PIPE Investors agreed to purchase, in a private placement immediately prior to the CEPO Merger, 40,000,000 Class A ordinary shares, at a purchase price of $10.00 per share payable in cash, for an aggregate purchase price of $400,000,000, which includes the agreement of the Sponsor to subscribe for 500,000 Class A ordinary shares and an independent director of ours to subscribe for 100,000 Class A ordinary shares.

Sponsor Support Agreement

On July 16, 2025, concurrently with the execution of the Business Combination Agreement, we, Pubco and the Sponsor entered into the Sponsor Support Agreement, pursuant to which, among other things, the Sponsor agreed (i) to vote its Ordinary Shares in favor of the Business Combination Agreement and the BSTR Business Combination and each of the other proposals to be presented to our shareholders at the extraordinary general meeting of our shareholders to be held in connection with the BSTR Business Combination, (ii) to vote its Ordinary Shares against certain other transactions and matters, (iii) to comply with the restrictions imposed by the Insider Letter, including the restrictions on transferring and redeeming Ordinary Shares in connection with the BSTR Business Combination, (iv) to waive the anti-dilution rights of the Class B ordinary shares set forth in the Memorandum and Articles, (v) to surrender, for no consideration, 50% of its Class B ordinary shares immediately prior to, and conditioned upon, the consummation of the CEPO Merger, and (vi) subject to and conditioned upon the Closing, agree that any loans outstanding from the Sponsor to us shall be repaid either in cash or in Class A ordinary shares at $10.00 per share as determined by Sponsor.

Further, pursuant to the Sponsor Support Agreement, we and the Sponsor agreed that prior to Closing, we and the Sponsor will enter into an amendment to the Insider Letter to (i) extend the transfer and lock-up restrictions applicable to the Founder Shares pre-Closing so that they also apply to the shares of Pubco the Sponsor receives in exchange for the Founder Shares in the BSTR Business Combination post-Closing, (ii) modify the duration of the lock-up applicable to the Founder Shares to be the earlier of (a) the twelve (12) month anniversary of the date of the Closing and (b) the date on which Pubco consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of Pubco Stock for cash, securities or other property, and (iii) add Pubco as a party.

Director Independence

So long as we maintain a listing for the Public Shares on Nasdaq, a majority of the Board generally must be independent, subject to certain limited exceptions set forth under the rules of Nasdaq. We rely on the “controlled company” exemption and therefore we may not always have a majority of independent directors on the Board. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that each of Douglas R. Barnard, Robert G. Sharp and Charlotte Blechman is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum, for services rendered.

Audit Fees

Audit fees consist of the aggregate fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K, Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2025 and 2024 totaled approximately $127,000 and approximately $52,000 respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of the aggregate fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The aggregate fees billed by Withum for such services for the years ended December 31, 2025 and 2024 totaled approximately $18,000 and $0, respectively.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum any tax fees for both the years ended December 31, 2025 and 2024.

All Other Fees

All other fees consist of the aggregate fees billed for all other services. We did not pay Withum any other fees for both the years ended December 31, 2025 and 2024.

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

CANTOR EQUITY PARTNERS I, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Cantor Equity Partners I, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cantor Equity Partners I, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to complete a business combination by January 8, 2027, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

February 27, 2026

PCAOB Number 100

CANTOR EQUITY PARTNERS I, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets:
Current Assets:
Cash	$25,000	$—
Prepaid expenses	186,718	—
Total Current Assets	211,718	—
Cash and cash equivalents held in Trust Account	207,513,481	—
Deferred offering costs	—	217,609
Other assets	3,514	—
Total Assets	$207,728,713	$217,609

Liabilities and Shareholders’ Deficit:
Current Liabilities:
Accrued expenses	$314,842	$165,031
Notes payable – related party	485,504	134,240
Total Current Liabilities	800,346	299,271
Forward sale securities liability	13,196,864	—
Total Liabilities	13,997,210	299,271

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 20,000,000 and 0 shares issued and outstanding at redemption value of $10.53 and $0 per share as of December 31, 2025 and 2024, respectively	210,513,481	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of both December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 500,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) as of December 31, 2025 and none issued or outstanding as of December 31, 2024	50	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding as of both December 31, 2025 and 2024	500	500
Additional paid-in capital	—	24,500
Accumulated deficit	(16,782,528)	(106,662)
Total Shareholders’ Deficit	(16,781,978)	(81,662)

Total Liabilities, Commitments and Contingencies and Shareholders’ Deficit	$207,728,713	$217,609

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR EQUITY PARTNERS I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2025	2024
General and administrative costs	$855,494	$84,402
Administrative expenses – related party	118,065	—
Loss from operations	(973,559)	(84,402)
Interest income on investments held in the Trust Account	7,513,481	—
Change in fair value of forward sale securities	(13,196,864)	—
Net loss	$(6,656,942)	$(84,402)

Weighted average number of ordinary shares outstanding:
Class A – Public shares	19,616,438	—
Class A – Private placement	490,411	—
Class B – Ordinary shares	5,000,000	5,000,000 (1)
Basic and diluted net loss per share:
Class A – Public shares	$(0.27)	$—
Class A – Private placement	$(0.27)	$—
Class B – Ordinary shares	$(0.27)	$(0.02)

(1)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 9,375,000 Class B ordinary shares on May 21, 2024 (See Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR EQUITY PARTNERS I, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

 For the Years Ended December 31, 2025 and 2024

	Ordinary Shares						Additional		Total Shareholders’
	Class A		Class B				Paid-In	Accumulated	Equity
	Shares	Amount	Shares		Amount		Capital	Deficit	(Deficit)
Balance – December 31, 2023	—	$—	5,000,000	(1)	$500	(1)	$24,500	$(22,260)	$2,740
Net loss	—	—	—		—		—	(84,402)	(84,402)
Balance – December 31, 2024	—	$—	5,000,000		$500		$24,500	$(106,662)	$(81,662)
Sale of Class A ordinary shares to Sponsor in private placement	500,000	50	—		—		4,999,950	—	5,000,000
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—		—		(5,024,450)	(10,018,924)	(15,043,374)
Net loss	—	—	—		—		—	(6,656,942)	(6,656,942)
Balance – December 31, 2025	500,000	$50	5,000,000		$500		$—	$(16,782,528)	$(16,781,978)

(1)	The number of shares and the amount have been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 9,375,000 Class B ordinary shares on May 21, 2024 (See Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR EQUITY PARTNERS I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,656,942)	$(84,402)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
General and administrative expenses paid by related party	390,511	—
Interest income on investments held in the Trust Account	(7,513,481)	—
Change in fair value of forward sale securities	13,196,864	—
Changes in operating assets and liabilities:
Deferred offering costs	217,609	(217,609)
Prepaid expenses	271,720	2,740
Other assets	(3,514)	—
Accrued expenses	149,811	165,031
Net cash provided by (used in) operating activities	52,578	(134,240)

Cash flows from investing activities:
Cash deposited in the Trust Account	(200,000,000)	—
Net cash used in investing activities	(200,000,000)	—

Cash flows from financing activities:
Proceeds received from initial public offering	200,000,000	—
Proceeds received from private placement	5,000,000	—
Offering costs paid	(4,298,137)	—
Deferred offering costs paid by related party	(231,756)	—
Proceeds from Notes payable – related party	485,504	134,240
Payment on Notes payable – related party	(134,240)	—
Payment on Payable to related party	(848,949)	—
Net cash provided by financing activities	199,972,422	134,240

Net change in Cash	25,000	—
Cash – beginning of the period	—	—
Cash – end of the period	$25,000	$—

Supplemental disclosure of non-cash activities:
Deferred offering costs included in Accrued expenses	$—	$151,489

The accompanying notes are an integral part of these consolidated financial statements.

CANTOR EQUITY PARTNERS I, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Although the Company is not limited in its search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, the Company intends to focus its search on companies operating in the financial services, digital assets, healthcare, real estate services, technology and software industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2025, the Company had not commenced operations. All activity through December 31, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the year ended December 31, 2025, the Company used the net proceeds derived from the Initial Public Offering and the Private Placement (as defined below) to generate non-operating income in the form of interest income from an investment in a money market fund that invests in U.S. government debt securities and classified as cash equivalents. During the year ended December 31, 2025, the Company also recognized changes in the fair value of the forward sale securities (as further described below) as other loss.

The Company’s sponsor is Cantor EP Holdings I, LLC (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on December 20, 2024. On January 8, 2025, the Company consummated the Initial Public Offering of 20,000,000 Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares” and such Class A ordinary shares issued in the Initial Public Offering, the “Public Shares”) at a purchase price of $10.00 per share, generating gross proceeds of $200,000,000, as described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 500,000 Class A ordinary shares (the “Private Placement Shares”) to the Sponsor at a price of $10.00 per share in a private placement (the “Private Placement”), generating gross proceeds of $5,000,000, as described in Note 4.

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

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of the Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (which, as of December 31, 2025, was $10.53 per Public Share, inclusive of $0.15 per redeemed share to be funded pursuant to the Sponsor Note (as defined below) in the applicable Redemption Event (as defined below)). The Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”). In such case, the Company will proceed with the Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (as may be amended, the “Amended and Restated Memorandum and Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing the Business Combination. If, however, shareholder approval of the Business Combination is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Business Combination, or if they vote at all. If the Company seeks shareholder approval in connection with the Business Combination, the Sponsor and the Company’s directors and officers have agreed to vote their Founder Shares (as defined in Note 4), their Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of the Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would not be voted in favor of approving the Business Combination). In addition, the Sponsor and the Company’s directors and officers have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and any Public Shares held by them in connection with the completion of the Business Combination.

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

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing”), (a) the Company will merge with and into CEPO Merger Sub, with CEPO Merger Sub continuing as the surviving entity (the “CEPO Merger”), and with the Company’s shareholders (i) holding Class B ordinary shares, receiving one Class A ordinary share for each Class B ordinary share held by such shareholder immediately prior to the CEPO Merger, and (ii) receiving one share of Class A common stock, par value $0.01 per share, of Pubco (“Pubco Class A Stock”) for each Class A ordinary share held by such shareholder at the time of the CEPO Merger, and (b) at least two hours after the CEPO Merger, Newco Merger Sub will merge with and into Newco, with Newco continuing as the surviving company (the “Newco Merger”, and together with the CEPO Merger, the “Mergers”), and with (i) the Seller receiving shares of Pubco Class A Stock and Class B common stock, par value $0.01 per share, of Pubco (“Pubco Class B Stock” and, together with the Pubco Class A Stock, “Pubco Stock”) in exchange for its membership interests in Newco (the “Newco Interests”), and (ii) the Newco Equity Investors (as defined below) converting their Newco Interests into non-voting units of Newco (the “Newco Exchange Interests”), which Newco Exchange Interests will be exchangeable for an equal number of shares of Pubco Class A Stock or, at Pubco’s election, the cash equivalent. As a result of the Mergers and the other transactions contemplated by the Business Combination Agreement (the “BSTR Business Combination”), CEPO Merger Sub will become a wholly owned subsidiary of Pubco, CEPO Subsidiary B will become the managing member of Newco, and Pubco will become a publicly traded company.

Concurrently with the execution of the Business Combination Agreement, the Company and Pubco entered into subscription agreements (the “July Convertible Notes Subscription Agreements”) with certain investors (the “July Convertible Notes Investors”), pursuant to which the July Convertible Notes Investors have agreed to purchase, in a private placement, $500,000,000 of aggregate principal amount of 1.00% convertible senior secured notes to be issued by Pubco (“Convertible Notes”) due five years after the date of the Closing to be issued pursuant to and on the terms set forth in an indenture (the “Indenture”) in the form attached to the July Convertible Notes Subscription Agreements (the “Initial Convertible Notes Private Placement”). In addition, Pubco granted the July Convertible Notes Investors options to purchase (i) additional Convertible Notes in an aggregate principal amount of up to $125,000,000, exercisable within fifteen days following the date of the July Convertible Notes Subscription Agreements (the “First Convertible Notes Option”), (ii) additional Convertible Notes in an aggregate principal amount of up to $125,000,000, exercisable within thirty days following the date of the July Convertible Notes Subscription Agreements (the “Second Convertible Notes Option” and, together with the First Convertible Notes Option, the “Convertible Notes Options”), and (iii) 3,200,000 shares of 7.00% perpetual convertible preferred stock of Pubco (the “Preferred Stock”) in an aggregate principal amount of up to $320,000,000 to be issued by Pubco pursuant to and on the terms set forth in a certificate of designations (the “Certificate of Designations”) in the form attached to the July Preferred Stock Subscription Agreement (as defined below), exercisable within thirty days following the date of the July Convertible Notes Subscription Agreements (the “Preferred Stock Option” and, together with the Initial Convertible Notes Private Placement and Convertible Notes Options, the “July Convertible Notes Private Placement”), in each case, on a pro rata basis based on such July Convertible Notes Investor’s participation in the Initial Convertible Notes Private Placement. Further, the July Convertible Notes Subscription Agreements provide that if any July Convertible Notes Investors should elect not to exercise their pro rata share of the First Convertible Notes Option, Second Convertible Notes Option or Preferred Stock Option, as applicable, such unexercised Convertible Notes Options or Preferred Stock Option will be offered to and may be exercised by the remaining July Convertible Notes Investors pro rata to their participation in the July Convertible Notes Private Placement and the First Convertible Notes Option, Second Convertible Notes Option or Preferred Stock Option, as applicable, until 5:00 p.m. New York time on the Business Day immediately after the expiry of the applicable Convertible Notes Option or the Preferred Stock Option (the “Unexercised Option”).

Pursuant to the terms of the July Convertible Notes Subscription Agreements, certain July Convertible Notes Investors exercised their pro rata share of (i) the First Convertible Notes Option and the Unexercised Option in relation to the First Convertible Notes Option to purchase additional Convertible Notes in an aggregate principal amount of $34,870,000 and (ii) the Second Convertible Notes Option and the Unexercised Option in relation to the Second Convertible Notes Option to purchase additional Convertible Notes in an aggregate principal amount of $9,323,000.

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

Concurrently with the execution of the Business Combination Agreement, the Company and Pubco entered into a subscription agreement (the “July Preferred Stock Subscription Agreement”) with an investor (the “July Preferred Stock Investor”), pursuant to which the July Preferred Stock Investor has agreed to purchase, in a private placement, 300,000 shares of Preferred Stock with an aggregate principal amount of $30,000,000, at a purchase price of $85.00 per share, for an aggregate purchase price $25,500,000 to be issued by Pubco pursuant to and on the terms set forth in the Certificate of Designations (the “July Preferred Stock Private Placement”).

Pursuant to the terms of the July Convertible Notes Subscription Agreements, certain July Convertible Notes Investors exercised their pro rata share of the Preferred Stock Option and the Unexercised Option in relation to the Preferred Stock Option to purchase an aggregate of approximately 2,236,000 shares of Preferred Stock with an aggregate principal amount of approximately $223,620,000, at a purchase price of $85.00 per share, for a total aggregate purchase price of approximately $190,080,000.

On August 25, 2025, the Company and Pubco entered into subscription agreements (the “August Preferred Stock Subscription Agreements” and, together with the July Preferred Stock Subscription Agreement, the “Preferred Stock Subscription Agreements”) with certain investors (the “August Preferred Stock Investors” and, together with the July Preferred Stock Investor, the “Preferred Stock Investors”), pursuant to which the August Preferred Stock Investors have agreed to purchase, in a private placement, an aggregate of 482,924 shares of Preferred Stock with an aggregate principal amount of approximately $48,300,000, at a purchase price of $85.00 per share, for an aggregate purchase price of approximately $41,050,000 (the “August Preferred Stock Private Placement”, and together with the July Preferred Stock Private Placement, the “Preferred Stock Private Placements”). With the inclusion of the shares of Preferred Stock subscribed for in the Preferred Stock Private Placements and the exercise of the Preferred Stock Option by certain July Convertible Notes Investors, Pubco will issue 3,019,200 shares of Preferred Stock at Closing in the aggregate with a total aggregate principal amount of $301,920,000, for a total purchase price of $256,632,000.

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

Additionally, concurrently with the execution of the Business Combination Agreement, the Company and Pubco entered into subscription agreements (the “July CEPO BTC Equity PIPE Subscription Agreements” and, together with the August CEPO BTC Equity PIPE Subscription Agreement (as defined below), the “CEPO BTC Equity PIPE Subscription Agreements”) with certain investors (the “July CEPO BTC Equity PIPE Investors” and, together with the August CEPO BTC Equity PIPE Investor (as defined below), the “CEPO BTC Equity PIPE Investors”), pursuant to which the July CEPO BTC Equity PIPE Investors have agreed to purchase, in a private placement immediately prior to the CEPO Merger, a certain number of Class A ordinary shares, at $10.00 per share, in exchange for 4,156.11 Bitcoin in the aggregate, with the number of Class A ordinary shares to be issued to each July CEPO BTC Equity PIPE Investor being equal to (i) the product of (A) the number of Bitcoin contributed by such July CEPO BTC Equity PIPE Investor multiplied by (B) the U.S. dollar price of one Bitcoin as determined by the average of the CME CF Bitcoin Reference Rate - New York Variant for the ten-day period ending on the second day prior to the closing date of the BSTR Business Combination (the “Closing Bitcoin Price”), and then divided by (ii) $10.00 (the “July CEPO BTC PIPE” and, together with the August CEPO BTC Equity PIPE (as defined below) and the CEPO Cash Equity PIPE, the “CEPO Equity PIPEs”).

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

Concurrently with the execution of the Business Combination Agreement, the Company, Pubco and the Sponsor entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed (i) to vote its Class A ordinary shares and Class B ordinary shares in favor of the Business Combination Agreement and the BSTR Business Combination and certain other matters to be approved by Company shareholders in connection with the BSTR Business Combination, (ii) vote its Class A ordinary shares and Class B ordinary shares against certain other transactions and matters, (iii) to comply with the restrictions imposed by the letter agreement, dated as of January 6, 2025, by and among the Company, the Sponsor and the Company’s officers and directors as of such time (the “Insider Letter”), including the restrictions on transferring and redeeming Class A ordinary shares and Class B ordinary shares in connection with the BSTR Business Combination, (iv) to waive the anti-dilution rights of the Class B ordinary shares set forth in the Amended and Restated Memorandum and Articles, (v) to surrender, for no consideration, 50% of its Class B ordinary shares immediately prior to, and conditioned upon, the consummation of the CEPO Merger, and (vi) subject to and conditioned upon the Closing, agree that any loans outstanding from the Sponsor to the Company shall be repaid either in cash or in Class A ordinary shares at $10.00 per share as determined by the Sponsor.

Further, pursuant to the Sponsor Support Agreement, the Company and the Sponsor agreed that prior to Closing, the Company and the Sponsor will enter into an amendment to the Insider Letter to (i) extend the transfer and lock-up restrictions applicable to the Founder Shares (as defined in Note 4) pre-Closing so that they also apply to the shares of Pubco the Sponsor receives in exchange for the Founder Shares in the BSTR Business Combination post-Closing, (ii) modify the duration of the lock-up applicable to the Founder Shares to be the earlier of (a) the twelve (12) month anniversary of the date of the Closing and (b) the date on which Pubco consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of Pubco Stock for cash, securities or other property, and (iii) add Pubco as a party.

Certain of the Company’s existing agreements will be amended or amended and restated in connection with the BSTR Business Combination.

For more information regarding the BSTR Business Combination, refer to the Company’s filings with the SEC, including the Current Reports on Form 8-K filed by the Company with the SEC on July 17, 2025, July 22, 2025, August 7, 2025, August 25, 2025, and August 28, 2025, and the other filings the Company and Pubco may make from time to time with the SEC.

Forward Sale Securities — As described above, in connection with the BSTR Business Combination, pursuant to the CEPO BTC Equity PIPE Subscription Agreements, the CEPO BTC Equity PIPE Investors committed to purchase a certain number of Class A ordinary shares, at $10.00 per share, in exchange for 4,176.11 Bitcoin in the aggregate. The Class A ordinary shares to be issued by the Company pursuant to the CEPO BTC Equity PIPE Subscription Agreements are referred in the Company’s consolidated financial statements and the footnotes as the forward sale securities.

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

Liquidity and Capital Resources

As of December 31, 2025 and 2024, the Company had $25,000 and $0, respectively, of cash in its operating account. As of December 31, 2025 and 2024, the Company had a working capital deficit of approximately $589,000 and approximately $299,000, respectively. As of December 31, 2025 and 2024, approximately $7,513,000 and $0, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes, if any.

The Company’s liquidity needs through December 31, 2025 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $134,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the sale of the Private Placement Shares not held in the Trust Account and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor agreed to loan the Company up to $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”), of which approximately $486,000 and $0 has been drawn by the Company as of December 31, 2025 and 2024, respectively. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of both December 31, 2025 and 2024, the Company did not have any borrowings under the Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, to meet its needs through the earlier of the consummation of the Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable and consummating the BSTR Business Combination.

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The consolidated financial statements of the Company include its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in ASC 205-40 Presentation of Financial Statements–Going Concern, the Company has until January 8, 2027 to consummate the Business Combination. The Company’s mandatory liquidation date, if the Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed above, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, if any, and including $0.15 per redeemed share to be funded pursuant to the Sponsor Note, divided by the number of then outstanding Public Shares. As of December 31, 2025, the redemption value per Public Share was $10.53.

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

This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the forward sale securities. Such estimates may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of both December 31, 2025 and 2024. The Company’s assets held in the Trust Account as of December 31, 2025 comprised predominantly of approximately $207,513,000 in cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For both the years ended December 31, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Under ASC 820, Fair Value Measurement (“ASC 820”), “fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts presented in the consolidated balance sheets, primarily due to their short-term nature, with the exception of the forward sale securities.

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

Forward Sale Securities

The Company accounts for the forward sale securities as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the CEPO BTC Equity PIPE Subscription Agreements using applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the forward sale securities are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the forward sale securities are indexed to the Company’s own shares. This assessment, which requires the use of professional judgment, is conducted at the time of the execution of the CEPO BTC Equity PIPE Subscription Agreements and as of each subsequent quarterly period-end date while the forward sale securities are outstanding. The forward sale securities that do not meet all the criteria for equity classification are required to be recorded at their initial fair value at the time of the execution of the CEPO BTC Equity PIPE Subscription Agreements and on each balance sheet date thereafter. Changes in the estimated fair value of the forward sale securities are recognized on the consolidated statements of operations in the period of the change.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2025 and 2024, 20,000,000 and 0 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity outside of the shareholders’ deficit section of the Company’s consolidated balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

As of December 31, 2025 and 2024, the Class A ordinary shares subject to possible redemption, as presented in the accompanying consolidated balance sheets, are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2024	$—
Gross proceeds	200,000,000
Less:
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(4,529,893)
Plus:
Accretion of carrying value to redemption value	15,043,374
Class A ordinary shares subject to possible redemption, December 31, 2025	$210,513,481

Net Loss Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net loss per ordinary share is computed by dividing net loss applicable to shareholders by the weighted average number of ordinary shares outstanding for the applicable periods. The Company applies the two-class method in calculating earnings per share and allocates net loss pro rata to Class A ordinary shares subject to possible redemption, nonredeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net loss per ordinary share:

	For the Year Ended December 31, 2025			For the Year Ended December 31, 2024
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(5,201,190)	$(130,030)	$(1,325,722)	$—	$—	$(84,402)
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	19,616,438	490,411	5,000,000	—	—	5,000,000
Basic and diluted net loss per ordinary share	$(0.27)	$(0.27)	$(0.27)	$—	$—	$(0.02)

Income Taxes

Income taxes are accounted for using the asset and liability method as prescribed under ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements. The Company provides for uncertain tax positions, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from management’s estimates under different assumptions or conditions. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes on the consolidated statements of operations.

No amounts were accrued for the payment of interest and penalties as of both December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of both December 31, 2025 and 2024, the Company has not recorded any amounts related to uncertain tax positions.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that were previously required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures previously required under ASC 280. The Company adopted the standard on the required effective date for the financial statements issued for the annual reporting periods beginning on January 1, 2024 and applies the guidance for the interim periods beginning on January 1, 2025. The adoption of the new guidance did not have an impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company adopted the standard on the required effective date for the Company’s consolidated financial statements issued for annual reporting periods beginning on January 1, 2025. The adoption of this guidance did not have a material impact on the footnotes to the Company’s consolidated financial statements and had no impact on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The Conceptual Framework establishes concepts that the FASB considers in developing standards. The ASU was issued to remove references to the Conceptual Framework in the Codification. The FASB noted that references to the Concepts Statements in the Codification could have implied that the Concepts Statements are authoritative. Also, some of the references removed were to Concepts Statements that are superseded. The Company adopted the standard on the required effective date beginning on January 1, 2025 using a prospective transition method for all new transactions recognized on or after the effective date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard improves financial reporting and responds to investor input that additional expense detail is fundamental to understanding the performance of an entity, assessing its prospects for future cash flows, and comparing its performance over time and with that of other entities. The new guidance requires public business entities to disclose in the notes to financial statements specified information about certain costs and expenses at each interim and annual reporting period. Specified expenses, gains or losses that are already disclosed under existing U.S. GAAP will be required by the ASU to be included in the disaggregated income statement expense line item disclosures, and any remaining amounts will need to be described qualitatively. The new guidance will become effective for the Company’s consolidated financial statements issued for annual reporting periods beginning on January 1, 2027 and interim reporting periods beginning on January 1, 2028, will require either prospective or retrospective presentation, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The standard revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. The amendments differ from current U.S. GAAP because, for certain transactions, they replace the requirement that the primary beneficiary of a VIE is always the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. Under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The ASU does not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The new guidance will become effective for interim and annual reporting periods beginning on January 1, 2027, will require a prospective transition method for business combinations that occur after the initial adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The guidance clarifies the current interim disclosure requirements and their applicability. The ASU is intended to address feedback from stakeholders that the current guidance is difficult to navigate. The amendments do not change the fundamental nature or expand or reduce the disclosure requirements of interim reporting. The ASU creates a comprehensive list of interim disclosures required under U.S. GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. The new guidance will become effective for the Company beginning on January 1, 2028, can be adopted using either a prospective or retrospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The guidance clarifies, corrects errors in or makes other improvements to a variety of topics in the Codification that are intended to make it easier to understand and apply. The amendments apply to all reporting entities in the scope of the affected accounting guidance. The new guidance will become effective for the Company beginning on January 1, 2027, can be adopted using either a prospective or retrospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

SEC Rule on Climate-Related Disclosures

In March 2024, the SEC adopted final rules relating to The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in a note to their audited financial statements. The disclosures under the final rules would include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (“RECs”) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants would be required to disclose information about the offsets and RECs. Registrants would also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants would be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. In April 2024, the SEC released an order staying the rules pending judicial review of all of the petitions challenging the rules and in March 2025, the SEC voted to end its defense of the rules. Absent these developments, the rules would have been effective for the Company upon its registration under the Exchange Act on January 6, 2025 and phased in starting in 2027. Management is continuing to monitor the developments pertaining to the rules and any resulting potential impacts on the Company’s consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Class A ordinary shares at a price of $10.00 per share.

Note 4—Related Party Transactions

Founder Shares

In November 2020, the Sponsor purchased 14,375,000 Class B ordinary shares (the “Founder Shares”) for a purchase price of $25,000. On May 21, 2024, the Sponsor surrendered, for no consideration, 9,375,000 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 14,375,000 shares to 5,000,000 shares. The Class B ordinary shares will automatically convert into nonredeemable Class A ordinary shares in connection with the consummation of the Business Combination and are subject to certain transfer restrictions, as described in Note 6. Further, pursuant to the Sponsor Support Agreement, solely in connection with the BSTR Business Combination, subject to and conditioned upon the Closing, the Sponsor agreed to forfeit 2,500,000 Founder Shares.

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

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 500,000 Private Placement Shares at a price of $10.00 per share ($5,000,000 in the aggregate) in the Private Placement. The net proceeds from the Private Placement were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Sponsor has agreed to waive its redemption rights with respect to the Private Placement Shares in connection with the completion of the Business Combination or otherwise. The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the Business Combination.

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

Underwriter

Cantor Fitzgerald & Co. (“CF&Co.”), the lead underwriter of the Initial Public Offering, is an affiliate of the Sponsor (see Note 5).

CEPO Cash Equity PIPE Subscription Agreements

Pursuant to the CEPO Cash Equity PIPE Subscription Agreements, the Sponsor and an independent director of the Company agreed to purchase 500,000 and 100,000 Class A ordinary shares, respectively, at a purchase price of $10.00 per share, for an aggregate purchase price of $5,000,000 and $1,000,000, respectively.

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

M&A Engagement Letter

On July 17, 2025, the Company entered into a letter agreement with CF&Co. (the “M&A Engagement Letter”), pursuant to which the Company engaged CF&Co. as its exclusive financial advisor for the BSTR Business Combination. Pursuant to the M&A Engagement Letter, for the services provided thereto CF&Co. will receive a cash fee at the Closing equal to $15,000,000.

Private Placement Engagement Letter

On July 17, 2025, the Company entered into a letter agreement with Pubco and CF&Co. (the “Private Placement Engagement Letter”), pursuant to which CF&Co. agreed to provide placement agent services in connection with the Convertible Notes Private Placement, the Preferred Stock Private Placement, the Newco Private Placement, the CEPO Equity PIPEs and any additional permitted financing (collectively, the “Private Placements”). Pursuant to the Private Placement Engagement Letter, for the services provided thereto CF&Co. will receive a cash fee at the Closing equal to up to approximately $54,500,000, which is equal to the sum of (i) 5.0% of the gross proceeds received by Pubco and the Company pursuant to the CEPO Cash Equity PIPE (assuming that all CEPO Cash Equity PIPE Investors fund their commitments in their CEPO Cash Equity PIPE Subscription Agreements); (ii) 4.5% of the gross proceeds received by Pubco and the Company pursuant to the Preferred Stock Private Placements and the exercise of the Preferred Stock Option (assuming that the Preferred Stock Investors and the July Convertible Notes Investors who exercised the Preferred Stock Option fund their commitments in their Preferred Stock Subscription Agreements and Convertible Notes Subscription Agreements); and (iii) 4.0% of the gross proceeds received by Pubco and the Company pursuant to the Convertible Notes Private Placement, excluding the Preferred Stock Option (assuming that the Convertible Notes Investors fund their commitments in their Convertible Notes Subscription Agreements); provided that 1% of each such fee is payable at the sole discretion of Pubco; provided, further, that such fees are reduced with respect to proceeds received from certain investors; and provided further, that the amount of such fee will be reduced by an amount equal to the product of (a) 3.5%, (b) $10.00 and (c) the number of Public Shares redeemed in connection with the Business Combination. No fee is payable to CF&Co. for the proceeds raised pursuant to the CEPO BTC Equity PIPE and the Newco Private Placement. The Company will also reimburse CF&Co. at Closing for all reasonable and documented out-of-pocket expenses incurred by CF&Co. in connection with CF&Co. rendering its services under the Private Placement Engagement Letter, the aggregate amount of which will not exceed $40,000.

Sponsor Support Agreement

On July 16, 2025, the Company entered into the Sponsor Support Agreement with the Sponsor and Pubco, as described in Note 1.

Related Party Loans

On May 21, 2024, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the Pre-IPO Note. The Pre-IPO Note was non-interest bearing and was repaid in full upon completion of the Initial Public Offering. As of December 31, 2025 and 2024, the Company had $0 and approximately $134,000, respectively, outstanding under the Pre-IPO Note.

In order to finance transaction costs in connection with the Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor. The Sponsor Loan does not bear interest and is repayable by the Company to the Sponsor upon consummation of the Business Combination; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under the Sponsor Loan may be converted into Class A ordinary shares at a conversion price of $10.00 per share. Otherwise, the Sponsor Loan would be repaid only out of funds held outside the Trust Account. As of December 31, 2025 and 2024, the Company had approximately $486,000 and $0, respectively, outstanding under the Sponsor Loan.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Any Working Capital Loans will be repayable by the Company upon consummation of the Business Combination out of the proceeds of the Trust Account released to the Company; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the lender’s option, all or any portion of the amount outstanding under any Working Capital Loans may be converted into Class A ordinary shares at a conversion price of $10.00 per share. If the Company is unable to consummate the Business Combination, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both December 31, 2025 and 2024, the Company had no borrowings under the Working Capital Loans.

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

Administrative Services Agreement

The Company has agreed to pay $10,000 a month to the Sponsor for office space, administrative and shared personnel support services. Services commenced on January 7, 2025, the date the Class A ordinary shares were first listed on the Nasdaq Stock Market and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company. During the years ended December 31, 2025 and 2024, the Company incurred approximately $118,000 and $0, respectively, for these services.

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

M&A Engagement Letter

The Company has engaged CF&Co. as its exclusive financial advisor for the BSTR Business Combination (see Note 4).

Private Placement Engagement Letter

The Company has engaged CF&Co. to provide placement agent services in connection with the Private Placements (see Note 4).

Independent Directors Compensation

Commencing on January 6, 2025, the Company compensates its independent directors through cash payments for their services on the Company’s board of directors. As a result, during the years ended December 31, 2025 and 2024, the Company recognized approximately $99,000 and $0, respectively, of compensation expense on its consolidated statements of operations. The corresponding accrued compensation payable recognized on the Company’s consolidated balance sheets was $25,000 and $0 as of December 31, 2025 and 2024, respectively.

Risks and Uncertainties

The Company’s results of operations and its ability to complete the Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s results of operations and its ability to consummate the Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, fluctuations in interest rates, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. Management continues to evaluate the impact of these factors and has concluded that while it is reasonably possible that these factors could have an effect on the Company’s financial position, results of its operations and completion of the Business Combination, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 6—Shareholders’ Equity (Deficit)

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2025, there were 500,000 Class A ordinary shares issued and outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption. As of December 31, 2024, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares – The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In November 2020, the Company issued 14,375,000 Class B ordinary shares to the Sponsor. On May 21, 2024, the Sponsor surrendered, for no consideration, 9,375,000 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 14,375,000 shares to 5,000,000 shares. Information contained in the consolidated financial statements has been retroactively adjusted for the surrender and cancellation. As of both December 31, 2025 and 2024, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both December 31, 2025 and 2024, there were no preference shares issued or outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025, and indicates the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

December 31, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$207,513,472	$—	$—	$207,513,472
Total	$207,513,472	$—	$—	$207,513,472
Liabilities:
Forward sale securities liability	$—	$—	$13,196,864	$13,196,864
Total	$—	$—	$13,196,864	$13,196,864

As of December 31, 2025, Level 1 assets include an investment in a money market fund classified as cash equivalents; the fund holds U.S. government debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investment.

The Company did not hold assets or liabilities measured at fair value on a recurring basis as of December 31, 2024.

Forward Sale Securities

The fair value of the forward sale securities to be issued under the CEPO BTC Equity PIPE Subscription Agreements is based on the fair value of Bitcoin as of the measurement date. The excess (asset) or deficit (liability) of the fair value of the forward sale securities to be issued as of December 31, 2025, as compared to the fair value of Bitcoin stipulated under the CEPO BTC Equity PIPE Subscription Agreements, is discounted to derive present value and then reduced to account for the probability of consummation of the BSTR Business Combination. The primary unobservable input utilized in determining the fair value of the forward sale securities is the probability of consummation of the BSTR Business Combination. As of December 31, 2025, the probability assigned to the consummation of the BSTR Business Combination was 12.8%. The probability was determined based on observed success rates of business combinations for special purpose acquisition companies.

The following table presents the change in the fair value of the forward sale securities for the year ended December 31, 2025:

Forward Sale Securities
Fair value at inception	$—
Change in valuation inputs or other assumptions(1)	(13,196,864)
Fair value as of December 31, 2025	$(13,196,864)

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of forward sale securities in the consolidated statements of operations.

Note 8—Segment Information

The Company has not yet commenced operations, thus all activity for the years ended December 31, 2025 and 2024 relates to the Company’s formation, the Initial Public Offering, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company has identified its Chairman and Chief Executive Officer as the chief operating decision maker (the “CODM”). The Company consists of one reportable segment, because the resource allocation and assessment of performance of the entity’s business activities by the CODM are performed using the entity-wide operating results. The net income (loss) is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM also reviews interest income and general and administrative expenses included in the net income (loss). The CODM reviews interest income on investments held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy for investing the Trust Account funds while maintaining compliance with the terms of the trust agreement. In addition, the CODM reviews and monitors general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period and to ensure expenses are aligned with the underlying contractual agreements.

The Company does not have operating income and therefore, it does not have any operating revenues. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the years ended December 31, 2025 and 2024, the Company earned approximately $7,513,000 and $0, respectively, of interest income on investments held in the Trust Account. The Company’s significant segment expenses were general and administrative expenses, which were approximately $855,000 and approximately $84,000 for the years ended December 31, 2025 and 2024, respectively. The remaining segment expenses consisted of administrative expenses incurred pursuant to the administrative services agreement with the Sponsor and the loss as a result of the change in fair value of the forward sale securities, which amounted to approximately $13,315,000 and $0 for the years ended December 31, 2025 and 2024, respectively. Refer to the Company’s consolidated statements of operations for additional information.

As of December 31, 2025 and 2024, the Company had total assets of approximately $207,729,000 and approximately $218,000, respectively. See the Company’s consolidated balance sheets for additional information.

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the consolidated financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 6, 2025, by and among the Company, CF&Co, as representative of the several underwriters, and the qualified independent underwriter named therein.(2)
1.2	Business Combination Marketing Agreement, dated January 6, 2025, by and between the Company and CF&Co.(2)
2	Business Combination Agreement dated as of July 16, 2025, by and among the Company, CEPO Merger Sub, Pubco, Newco, the Seller, CEPO Subsidiary A, CEPO Subsidiary B and Newco Merger Sub.(3)
3	Amended and Restated Memorandum and Articles of Association.(2)
4.1	Specimen Class A ordinary shares certificate.(1)
4.2	Description of Registered Securities.(6)
10.1	Letter Agreement, dated January 6, 2025, by and among the Company, the Sponsor and each of the directors and executive officers of the Company.(2)
10.2	Investment Management Trust Agreement, dated January 6, 2025, by and between the Company and Continental, as trustee.(2)
10.3	Registration Rights Agreement, dated January 6, 2025, by and between the Company and the Sponsor.(2)
10.4	Expense Advance Agreement, dated January 6, 2025, by and between the Company and the Sponsor.(2)
10.5	Private Placement Shares Purchase Agreement, dated January 6, 2025, by and between the Company and the Sponsor.(2)
10.6	Form of Indemnity Agreement.(1)
10.7	Promissory Note, dated January 6, 2025, issued to the Sponsor.(2)
10.8	Promissory Note, dated January 6, 2025, issued to the Sponsor.(2)
10.9	Administrative Services Agreement, dated January 6, 2025, by and between the Company and the Sponsor. (2)
10.10	Sponsor Support Agreement, dated as of July 16, 2025, by and among Sponsor, the Company and Pubco.(3)
10.11	Form of Amended and Restated Registration Rights Agreement, by and among Pubco, the Company, the Sponsor and the other undersigned holders thereto.(3)
10.12	Form of Convertible Notes Subscription Agreement, dated as of July 16, 2025, by and among the Company, Pubco and certain investors party thereto.(3)
10.13	Form of Preferred Stock Subscription Agreement, dated as of July 16, 2025, by and among the Company, Pubco and certain investors party thereto.(3)
10.14	Form of CEPO Cash Equity PIPE Subscription Agreement, dated as of July 16, 2025, by and among the Company, Pubco and certain investors party thereto.(3)
10.15	Form of CEPO BTC Equity PIPE Subscription Agreement, dated as of July 16, 2025, by and among the Company, Pubco and certain investors party thereto.(3)

10.16	Form of Newco Subscription Agreement, dated as of July 16, 2025, by and among the Company, Pubco, Newco and certain investors party thereto.(3)
10.17	Form of Convertible Notes Subscription Agreement, dated as of August 7, 2025, by and among the Company, Pubco and certain investors party thereto.(4)
10.18	Form of August Preferred Stock Subscription Agreement, dated as of August 25, 2025, by and among the Company, Pubco and certain investors party thereto.(5)
14	Code of Ethics. (1)
19	Insider Trading Policy.(6)
21	List of Subsidiaries of the Registrant.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Executive Compensation Clawback Policy.(6)
99.1	Audit Committee Charter.(6)
99.2	Compensation Committee Charter.(6)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-282947), filed with the SEC on December 18, 2024.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 10, 2025.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2025.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 7, 2025.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2025.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 28, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2026	Cantor Equity Partners I, Inc.

	By:	/s/ Brandon G. Lutnick
	Name:	Brandon G. Lutnick
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Brandon G. Lutnick	Chairman and Chief Executive Officer	February 27, 2026
Brandon G. Lutnick	(Principal Executive Officer)

/s/ Jane Novak	Chief Financial Officer	February 27, 2026
Jane Novak	(Principal Financial and Accounting Officer)

/s/ Danny H. Salinas	Director	February 27, 2026
Danny H. Salinas

/s/ Douglas R. Barnard	Director	February 27, 2026
Douglas R. Barnard

/s/ Robert G. Sharp	Director	February 27, 2026
Robert G. Sharp

/s/ Charlotte Blechman	Director	February 27, 2026
Charlotte Blechman