Form 10-Q
period 2026-03-31
Cantor Equity Partners I, Inc.
filed 2026-05-04
CIK 2027708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, there were 20,500,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CANTOR EQUITY PARTNERS I, INC.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR EQUITY PARTNERS I, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000	$25,000
Prepaid expenses	207,301	186,718
Total Current Assets	232,301	211,718
Cash and cash equivalents held in Trust Account	209,374,148	207,513,481
Other assets	—	3,514
Total Assets	$209,606,449	$207,728,713

Liabilities and Shareholders’ Deficit:
Current Liabilities:
Accrued expenses	$364,735	$314,842
Note payable – related party	769,533	485,504
Total Current Liabilities	1,134,268	800,346
Forward sale securities liability	18,903,254	13,196,864
Total Liabilities	20,037,522	13,997,210

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 20,000,000 shares issued and outstanding at redemption value of $10.62 and $10.53 per share as of March 31, 2026 and December 31, 2025, respectively	212,374,148	210,513,481

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of both March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 500,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) as of both March 31, 2026 and December 31, 2025	50	50
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding as of both March 31, 2026 and December 31, 2025	500	500
Additional paid-in capital	—	—
Accumulated deficit	(22,805,771)	(16,782,528)
Total Shareholders’ Deficit	(22,805,221)	(16,781,978)

Total Liabilities, Commitments and Contingencies and Shareholders’ Deficit	$209,606,449	$207,728,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTOR EQUITY PARTNERS I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025

General and administrative costs	$286,853	$164,483
Administrative expenses – related party	30,000	28,065
Loss from operations	(316,853)	(192,548)
Interest income on investments held in the Trust Account	1,860,667	1,185,948
Change in fair value of forward sale securities	(5,706,390)	—
Net income (loss)	$(4,162,576)	$993,400

Weighted average number of ordinary shares outstanding:
Class A – Public shares	20,000,000	18,444,444
Class A – Private placement	500,000	461,111
Class B – Ordinary shares	5,000,000	5,000,000
Basic and diluted net income (loss) per share:
Class A – Public shares	$(0.16)	$0.04
Class A – Private placement	$(0.16)	$0.04
Class B – Ordinary shares	$(0.16)	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTOR EQUITY PARTNERS I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended March 31, 2026

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	500,000	$50	5,000,000	$500	$—	$(16,782,528)	$(16,781,978)
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—	—	—	(1,860,667)	(1,860,667)
Net loss	—	—	—	—	—	(4,162,576)	(4,162,576)
Balance – March 31, 2026	500,000	$50	5,000,000	$500	$—	$(22,805,771)	$(22,805,221)

For the Three Months Ended March 31, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	5,000,000	$500	$24,500	$(106,662)	$(81,662)
Sale of Class A ordinary shares to Sponsor in private placement	500,000	50	—	—	4,999,950	—	5,000,000
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—	—	(5,024,450)	(3,691,391)	(8,715,841)
Net income	—	—	—	—	—	993,400	993,400
Balance – March 31, 2025	500,000	$50	5,000,000	$500	$—	$(2,804,653)	$(2,804,103)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTOR EQUITY PARTNERS I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(4,162,576)	$993,400
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
General and administrative expenses paid by related party	199,029	113,065
Interest income on investments held in the Trust Account	(1,860,667)	(1,185,948)
Change in fair value of forward sale securities	5,706,390	—
Changes in operating assets and liabilities:
Deferred offering costs	—	217,609
Prepaid expenses	64,417	(65,111)
Other assets	3,514	—
Accrued expenses	49,893	(20,436)
Net cash provided by operating activities	—	52,579

Cash flows from investing activities:
Cash deposited in the Trust Account	—	(200,000,000)
Net cash used in investing activities	—	(200,000,000)

Cash flows from financing activities:
Proceeds received from initial public offering	—	200,000,000
Proceeds received from private placement	—	5,000,000
Offering costs paid	—	(4,298,137)
Deferred offering costs paid by related party	—	(231,756)
Proceeds from Note payable – related party	284,029	—
Payment on Note payable – related party	—	(134,240)
Payment on Payable to related party	(284,029)	(113,065)
Net cash provided by financing activities	—	200,222,802

Net change in Cash	—	275,381
Cash – beginning of the period	25,000	—
Cash – end of the period	$25,000	$275,381

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

Although the Company is not limited in its search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, the Company focused its search on companies operating in the financial services, digital assets, healthcare, real estate services, technology and software industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2026, the Company had not commenced operations. All activity through March 31, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three months ended March 31, 2026 and 2025, the Company used the net proceeds derived from the Initial Public Offering and the Private Placement (as defined below) to generate non-operating income in the form of interest income from an investment in a money market fund that invests in U.S. government debt securities and classified as cash equivalents. During the three months ended March 31, 2026, the Company also recognized changes in the fair value of the forward sale securities (as further described below) as other loss.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 500,000 Class A ordinary shares (the “Private Placement Shares”) to the Sponsor, at a purchase price of $10.00 per share, in a private placement (the “Private Placement”), generating gross proceeds of $5,000,000, as described in Note 4.

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

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of the Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (which, as of March 31, 2026 and December 31, 2025, was $10.62 and $10.53 per Public Share, respectively, and for both periods, inclusive of $0.15 per redeemed share to be funded pursuant to the Sponsor Note (as defined below) in the applicable Redemption Event (as defined below)). The Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”). In such case, the Company will proceed with the Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (as may be amended, the “Amended and Restated Memorandum and Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing the Business Combination. If, however, shareholder approval of the Business Combination is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Business Combination, or if they vote at all. If the Company seeks shareholder approval in connection with the Business Combination, the Sponsor and the Company’s directors and officers have agreed to vote their Founder Shares (as defined in Note 4), their Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of the Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would not be voted in favor of approving the Business Combination). In addition, the Sponsor and the Company’s directors and officers have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and any Public Shares held by them in connection with the completion of the Business Combination.

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

Concurrently with the execution of the Business Combination Agreement, the Company, Pubco and the Sponsor entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed (i) to vote its Class A ordinary shares and Class B ordinary shares in favor of the Business Combination Agreement and the BSTR Business Combination and certain other matters to be approved by Company shareholders in connection with the BSTR Business Combination, (ii) to vote its Class A ordinary shares and Class B ordinary shares against certain other transactions and matters, (iii) to comply with the restrictions imposed by the letter agreement, dated as of January 6, 2025, by and among the Company, the Sponsor and the Company’s officers and directors as of such time (the “Insider Letter”), including the restrictions on transferring and redeeming Class A ordinary shares and Class B ordinary shares in connection with the BSTR Business Combination, (iv) to waive the anti-dilution rights of the Class B ordinary shares set forth in the Amended and Restated Memorandum and Articles, (v) to surrender, for no consideration, 50% of its Founder Shares (as defined in Note 4) immediately prior to, and conditioned upon, the consummation of the CEPO Merger, and (vi) subject to and conditioned upon the Closing, agree that any loans outstanding from the Sponsor to the Company shall be repaid either in cash or in Class A ordinary shares at $10.00 per share as determined by the Sponsor.

Further, pursuant to the Sponsor Support Agreement, the Company and the Sponsor agreed that prior to Closing, the Company and the Sponsor will enter into an amendment to the Insider Letter to (i) extend the transfer and lock-up restrictions applicable to the Founder Shares (as defined in Note 4) pre-Closing so that they also apply to the shares of Pubco the Sponsor receives in exchange for the Founder Shares in the BSTR Business Combination post-Closing, (ii) modify the duration of the lock-up applicable to the Founder Shares to be the earlier of (a) the twelve month anniversary of the date of the Closing and (b) the date on which Pubco consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of Pubco Stock for cash, securities or other property, and (iii) add Pubco as a party.

Certain of the Company’s existing agreements will be amended or amended and restated in connection with the BSTR Business Combination.

For more information regarding the BSTR Business Combination, refer to the Company’s filings with the SEC, including the Current Reports on Form 8-K filed by the Company with the SEC on July 17, 2025, July 22, 2025, August 7, 2025, August 25, 2025, August 28, 2025, March 2, 2026 and March 26, 2026, and the other filings the Company and Pubco may make from time to time with the SEC.

Forward Sale Securities — As described above, in connection with the BSTR Business Combination, pursuant to the CEPO BTC Equity PIPE Subscription Agreements, the CEPO BTC Equity PIPE Investors committed to purchase a certain number of Class A ordinary shares, at $10.00 per share, in exchange for 4,176.11 Bitcoin in the aggregate. The Class A ordinary shares to be issued by the Company pursuant to the CEPO BTC Equity PIPE Subscription Agreements are referred in the Company’s unaudited condensed consolidated financial statements and the footnotes as the forward sale securities.

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

The Sponsor and the Company’s directors and officers have agreed to waive their liquidation rights from the Trust Account with respect to the Founder Shares and the Private Placement Shares held by them if the Company fails to complete the Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors and officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial redemption amount of $10.15 per share (inclusive of $0.15 per redeemed share to be funded pursuant to the Sponsor Note). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below $10.15 per share (inclusive of $0.15 per redeemed share to be funded pursuant to the Sponsor Note). This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm and the underwriters of the Initial Public Offering), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of both March 31, 2026 and December 31, 2025, the Company had $25,000 of cash in its operating account. As of March 31, 2026 and December 31, 2025, the Company had a working capital deficit of approximately $902,000 and approximately $589,000, respectively. As of March 31, 2026 and December 31, 2025, approximately $9,374,000 and approximately $7,513,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes, if any.

The Company’s liquidity needs through March 31, 2026 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $134,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the sale of the Private Placement Shares not held in the Trust Account and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor agreed to loan the Company up to $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”), of which approximately $770,000 and approximately $486,000 has been drawn by the Company as of March 31, 2026 and December 31, 2025, respectively. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of both March 31, 2026 and December 31, 2025, the Company did not have any borrowings under the Working Capital Loans.

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

Basis of Presentation

The unaudited condensed consolidated financial statements are presented in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2026 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 2, 2026.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in ASC 205-40 Presentation of Financial Statements–Going Concern, the Company has until January 8, 2027 to consummate the Business Combination. The Company’s mandatory liquidation date, if the Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed above, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, if any, and including $0.15 per redeemed share to be funded pursuant to the Sponsor Note, divided by the number of then outstanding Public Shares. As of March 31, 2026 and December 31, 2025, the redemption value per Public Share was $10.62 and $10.53, respectively.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of both March 31, 2026 and December 31, 2025. The Company’s assets held in the Trust Account as of March 31, 2026 and December 31 2025 comprised predominantly of approximately $209,374,000 and approximately $207,513,000, respectively, in cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For both the three months ended March 31, 2026 and 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of both March 31, 2026 and December 31, 2025, 20,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ deficit section of the Company’s consolidated balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption, as presented in the accompanying consolidated balance sheets, are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(4,529,893)
Plus:
Accretion of carrying value to redemption value	15,043,374
Class A ordinary shares subject to possible redemption, December 31, 2025	$210,513,481
Plus:
Accretion of carrying value to redemption value	1,860,667
Class A ordinary shares subject to possible redemption, March 31, 2026	$212,374,148

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$(3,264,766)	$(81,619)	$(816,191)	$766,462	$19,162	$207,776
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	20,000,000	500,000	5,000,000	18,444,444	461,111	5,000,000
Basic and diluted net income (loss) per ordinary share	$(0.16)	$(0.16)	$(0.16)	$0.04	$0.04	$0.04

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

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of both March 31, 2026 and December 31, 2025, the Company has not recorded any amounts related to uncertain tax positions.

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

SEC Rule on Climate-Related Disclosures

In March 2024, the SEC adopted final rules relating to The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in a note to their audited financial statements. The disclosures under the final rules would include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (“RECs”) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants would be required to disclose information about the offsets and RECs. Registrants would also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants would be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited financial statements are included in the filing. In April 2024, the SEC released an order staying the rules pending judicial review of all of the petitions challenging the rules and in March 2025, the SEC voted to end its defense of the rules. Absent these developments, the rules would have been effective for the Company upon its registration under the Exchange Act on January 6, 2025 and phased in starting in 2027. Management is continuing to monitor the developments pertaining to the rules and any resulting potential impacts on the Company’s unaudited condensed consolidated financial statements.

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

Note 4—Related Party Transactions

Founder Shares

In November 2020, the Sponsor purchased 14,375,000 Class B ordinary shares for a purchase price of $25,000. On May 21, 2024, the Sponsor surrendered, for no consideration, 9,375,000 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 14,375,000 shares to 5,000,000 shares (the “Founder Shares”). The Class B ordinary shares will automatically convert into nonredeemable Class A ordinary shares in connection with the consummation of the Business Combination and are subject to certain transfer restrictions, as described in Note 6. Further, pursuant to the Sponsor Support Agreement, solely in connection with the BSTR Business Combination, subject to and conditioned upon the Closing, the Sponsor agreed to forfeit 2,500,000 Founder Shares immediately prior to the consummation of the CEPO Merger.

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

Private Placement Engagement Letter

On July 17, 2025, the Company entered into a letter agreement with Pubco and CF&Co. (the “Private Placement Engagement Letter”), pursuant to which CF&Co. agreed to provide placement agent services in connection with the Convertible Notes Private Placement, the Preferred Stock Private Placement, the Newco Private Placement, the CEPO Equity PIPEs and any additional permitted financing (collectively, the “Private Placements”). Pursuant to the Private Placement Engagement Letter, for the services provided thereto CF&Co. will receive a cash fee at the Closing equal to up to approximately $54,500,000, which is equal to the sum of (i) 5.0% of the gross proceeds received by Pubco and the Company pursuant to the CEPO Cash Equity PIPE (assuming that all CEPO Cash Equity PIPE Investors fund their commitments in their CEPO Cash Equity PIPE Subscription Agreements); (ii) 4.5% of the gross proceeds received by Pubco and the Company pursuant to the Preferred Stock Private Placements and the exercise of the Preferred Stock Option (assuming that the Preferred Stock Investors and the July Convertible Notes Investors who exercised the Preferred Stock Option fund their commitments in their Preferred Stock Subscription Agreements and Convertible Notes Subscription Agreements); and (iii) 4.0% of the gross proceeds received by Pubco and the Company pursuant to the Convertible Notes Private Placement, excluding the Preferred Stock Option (assuming that the Convertible Notes Investors fund their commitments in their Convertible Notes Subscription Agreements); provided that 1% of each such fee is payable at the sole discretion of Pubco; provided, further, that such fees are reduced with respect to proceeds received from certain investors; and provided further, that the amount of such fee will be reduced by an amount equal to the product of (a) 3.5%, (b) $10.00 and (c) the number of Public Shares redeemed in connection with the BSTR Business Combination. No fee is payable to CF&Co. for the proceeds raised pursuant to the CEPO BTC Equity PIPE and the Newco Private Placement. The Company will also reimburse CF&Co. at the Closing for all reasonable and documented out-of-pocket expenses incurred by CF&Co. in connection with CF&Co. rendering its services under the Private Placement Engagement Letter, the aggregate amount of which will not exceed $40,000.

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

In order to finance transaction costs in connection with the Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor. The Sponsor Loan does not bear interest and is repayable by the Company to the Sponsor upon consummation of the Business Combination; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under the Sponsor Loan may be converted into Class A ordinary shares at a conversion price of $10.00 per share. Otherwise, the Sponsor Loan would be repaid only out of funds held outside the Trust Account. As of March 31, 2026 and December 31, 2025, the Company had approximately $770,000 and approximately $486,000, respectively, outstanding under the Sponsor Loan.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Any Working Capital Loans will be repayable by the Company upon consummation of the Business Combination out of the proceeds of the Trust Account released to the Company; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the lender’s option, all or any portion of the amount outstanding under any Working Capital Loans may be converted into Class A ordinary shares at a conversion price of $10.00 per share. If the Company is unable to consummate the Business Combination, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In addition, the Sponsor has agreed to lend the Company up to $3,000,000 pursuant to a promissory note (the “Sponsor Note”) in connection with the consummation of the Business Combination, an extension of time for the Company to consummate the Business Combination or the Company’s liquidation (each, a “Redemption Event”), such that an amount equal to $0.15 per Public Share being redeemed in connection with the applicable Redemption Event will be added to the Trust Account and paid to the holders of the applicable redeemed Public Shares on such Redemption Event. The Sponsor Note does not bear interest and is repayable by the Company to the Sponsor upon consummation of the Business Combination; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under the Sponsor Note may be converted into Class A ordinary shares at a conversion price of $10.00 per share. If the Company is unable to consummate the Business Combination, the Sponsor Note would be repaid only out of funds held outside of the Trust Account. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Note. As of both March 31, 2026 and December 31, 2025, no Redemption Events have occurred.

Administrative Services Agreement

The Company has agreed to pay $10,000 a month to the Sponsor for office space, administrative and shared personnel support services. Services commenced on January 7, 2025, the date the Class A ordinary shares were first listed on the Nasdaq Stock Market and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company. During the three months ended March 31, 2026 and 2025, the Company incurred $30,000 and approximately $28,000, respectively, for these services.

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

Independent Directors Compensation

Commencing on January 6, 2025, the Company compensates its independent directors through cash payments for their services on the Company’s board of directors. As a result, during the three months ended March 31, 2026 and 2025, the Company recognized approximately $34,000 and approximately $24,000, respectively, of compensation expense on its unaudited condensed consolidated statements of operations. The corresponding accrued compensation payable recognized on the Company’s consolidated balance sheets was approximately $34,000 and $25,000 as of March 31, 2026 and December 31, 2025, respectively.

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

Note 6—Shareholders’ Deficit

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of both March 31, 2026 and December 31, 2025, there were 500,000 Class A ordinary shares issued and outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares – The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In November 2020, the Company issued 14,375,000 Class B ordinary shares to the Sponsor. On May 21, 2024, the Sponsor surrendered, for no consideration, 9,375,000 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 14,375,000 shares to 5,000,000 shares. As of both March 31, 2026 and December 31, 2025, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

March 31, 2026

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$209,374,139	$—	$—	$209,374,139
Total	$209,374,139	$—	$—	$209,374,139
Liabilities:
Forward sale securities liability	$—	$—	$18,903,254	$18,903,254
Total	$—	$—	$18,903,254	$18,903,254

December 31, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$207,513,472	$—	$—	$207,513,472
Total	$207,513,472	$—	$—	$207,513,472
Liabilities:
Forward sale securities liability	$—	$—	$13,196,864	$13,196,864
Total	$—	$—	$13,196,864	$13,196,864

As of both March 31, 2026 and December 31, 2025, Level 1 assets include an investment in a money market fund classified as cash equivalents; the fund holds U.S. government debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investment.

Forward Sale Securities

The fair value of the forward sale securities to be issued under the CEPO BTC Equity PIPE Subscription Agreements is based on the fair value of Bitcoin as of the measurement date. The excess (asset) or deficit (liability) of the fair value of the forward sale securities to be issued as of March 31, 2026 and December 31, 2025, as compared to the fair value of Bitcoin stipulated under the CEPO BTC Equity PIPE Subscription Agreements, is discounted to derive present value and then reduced to account for the probability of consummation of the BSTR Business Combination. The primary unobservable input utilized in determining the fair value of the forward sale securities is the probability of consummation of the BSTR Business Combination. As of March 31, 2026 and December 31, 2025, the probability assigned to the consummation of the BSTR Business Combination was 10.6% and 12.8%, respectively. The probability was determined based on observed success rates of business combinations for third-party special purpose acquisition companies.

The following table presents the change in the fair value of the forward sale securities liability for the three months ended March 31, 2026:

Forward Sale Securities
Fair value as of December 31, 2025	$(13,196,864)
Change in valuation inputs or other assumptions(1)	(5,706,390)
Fair value as of March 31, 2026	$(18,903,254)

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of forward sale securities in the unaudited condensed consolidated statements of operations.

Note 8—Segment Information

The Company has not yet commenced operations, thus all activity for the three months ended March 31, 2026 and 2025 relates to the Company’s formation, the Initial Public Offering, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company has identified its Chairman and Chief Executive Officer as the chief operating decision maker (the “CODM”). The Company consists of one reportable segment, because the resource allocation and assessment of performance of the entity’s business activities by the CODM are performed using the entity-wide operating results. The net income (loss) is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM also reviews interest income and general and administrative expenses included in the net income (loss). The CODM reviews interest income on investments held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy for investing the Trust Account funds while maintaining compliance with the terms of the trust agreement. In addition, the CODM reviews and monitors general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period and to ensure expenses are aligned with the underlying contractual agreements.

The Company does not have operating income and therefore, it does not have any operating revenues. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three months ended March 31, 2026 and 2025, the Company earned approximately $1,860,000 and approximately $1,186,000, respectively, of interest income on investments held in the Trust Account. The Company’s significant segment expenses were general and administrative expenses, which were approximately $287,000 and approximately $165,000 for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the remaining segment expenses consisted of administrative expenses incurred pursuant to the administrative services agreement with the Sponsor and the loss as a result of the change in fair value of the forward sale securities, which amounted to approximately $5,736,000. For the three months ended March 31, 2025, the remaining segment expenses of approximately $28,000 consisted of administrative expenses incurred pursuant to the administrative services agreement with the Sponsor. Refer to the Company’s unaudited condensed consolidated statements of operations for additional information.

As of March 31, 2026 and December 31, 2025, the Company had total assets of approximately $209,606,000 and approximately $207,729,000, respectively. See the Company’s consolidated balance sheets for additional information.

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

Our registration statement for our initial public offering (the “Initial Public Offering”) became effective on December 20, 2024. On January 8, 2025, we consummated the Initial Public Offering of 20,000,000 Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares” and such Class A ordinary shares issued in the Initial Public Offering, the “Public Shares”), at a purchase price of $10.00 per share, generating gross proceeds of $200,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 500,000 Class A ordinary shares (the “Private Placement Shares”), to the Sponsor, at a purchase price of $10.00 per share, in a private placement (the “Private Placement”), generating gross proceeds of $5,000,000.

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

We have until January 8, 2027 (24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as our board of directors may approve or such later date as our shareholders may approve pursuant to our amended and restated memorandum and articles of association (as may be amended, the “Amended and Restated Memorandum and Articles”) (the “Combination Period”), to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On July 16, 2025, we entered into a business combination agreement (the “Business Combination Agreement”), with BSTR Holdings, Inc., a Delaware corporation (“Pubco”), BSTR Intermediate, a Cayman Islands exempted company and a wholly owned subsidiary of Pubco (“CEPO Merger Sub”), BSTR Holdings (Cayman), a Cayman Islands exempted company (the “Seller”), BSTR Newco, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Seller (“Newco”), PEMS Sub A, Inc., a Delaware corporation and a wholly owned subsidiary of us (“CEPO Subsidiary A”), PEMS Sub B, Inc., a Delaware corporation and a wholly owned subsidiary of CEPO Subsidiary A (“CEPO Subsidiary B”), and PEMS Merger Sub C, Inc., a Delaware corporation and a wholly owned subsidiary of CEPO Subsidiary B (“Newco Merger Sub”).

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

Additionally, concurrently with the execution of the Business Combination Agreement, we and Pubco entered into subscription agreements (the “July CEPO BTC Equity PIPE Subscription Agreements” and, together with the August CEPO BTC Equity PIPE Subscription Agreement (as defined below), the “CEPO BTC Equity PIPE Subscription Agreements”) with certain investors (the “July CEPO BTC Equity PIPE Investors” and, together with the August CEPO BTC Equity PIPE Investor (as defined below), the “CEPO BTC Equity PIPE Investors”), pursuant to which the July CEPO BTC Equity PIPE Investors have agreed to purchase, in a private placement immediately prior to the CEPO Merger, a certain number of Class A ordinary shares, at $10.00 per share, in exchange for 4,156.11 Bitcoin in the aggregate, with the number of Class A ordinary shares to be issued to each July CEPO BTC Equity PIPE Investor being equal to (i) the product of (A) the number of Bitcoin contributed by such July CEPO BTC Equity PIPE Investor multiplied by (B) the U.S. dollar price of one Bitcoin as determined by the average of the CME CF Bitcoin Reference Rate - New York Variant for the ten-day period ending on the second day prior to the closing date of the BSTR Business Combination (the Closing Bitcoin Price”), and then divided by (ii) $10.00 (the “July CEPO BTC PIPE” and, together with the August CEPO BTC Equity PIPE (as defined below) and the CEPO Cash Equity PIPE, the “CEPO Equity PIPEs”).

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

Concurrently with the execution of the Business Combination Agreement, we, Pubco and the Sponsor entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed (i) to vote its Class A ordinary shares and Class B ordinary shares in favor of the Business Combination Agreement and the BSTR Business Combination and certain other matters to be approved by our shareholders in connection with the BSTR Business Combination, (ii) to vote its Class A ordinary shares and Class B ordinary shares against certain other transactions and matters, (iii) to comply with the restrictions imposed by the letter agreement, dated as of January 6, 2025, by and among us, the Sponsor and our officers and directors as of such time (the “Insider Letter”), including the restrictions on transferring and redeeming Class A ordinary shares and Class B ordinary shares in connection with the BSTR Business Combination, (iv) to waive the anti-dilution rights of the Class B ordinary shares set forth in the Amended and Restated Memorandum and Articles, (v) to surrender, for no consideration, 50% of its Class B ordinary shares immediately prior to, and conditioned upon, the consummation of the CEPO Merger, and (vi) subject to and conditioned upon the Closing, agree that any loans outstanding from the Sponsor to us shall be repaid either in cash or in Class A ordinary shares at $10.00 per share as determined by the Sponsor.

Further, pursuant to the Sponsor Support Agreement, we and the Sponsor agreed that prior to Closing, we and the Sponsor will enter into an amendment to the Insider Letter to (i) extend the transfer and lock-up restrictions applicable to the Founder Shares (as defined below) pre-Closing so that they also apply to the shares of Pubco the Sponsor receives in exchange for the Founder Shares in the BSTR Business Combination post-Closing, (ii) modify the duration of the lock-up applicable to the Founder Shares to be the earlier of (a) the twelve month anniversary of the date of the Closing and (b) the date on which Pubco consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of Pubco Stock for cash, securities or other property, and (iii) add Pubco as a party.

Certain of our existing agreements will be amended or amended and restated in connection with the BSTR Business Combination.

For more information regarding the BSTR Business Combination, refer to our filings with the SEC, including the Current Reports on Form 8-K filed by us with the SEC on July 17, 2025, July 22, 2025, August 7, 2025, August 25, 2025, August 28, 2025, March 2, 2026 and March 26, 2026, and the other filings we and Pubco may make from time to time with the SEC.

Liquidity and Capital Resources

As of both March 31, 2026 and December 31, 2025, we had $25,000 of cash in our operating account. As of March 31, 2026 and December 31, 2025, we had a working capital deficit of approximately $902,000 and approximately $589,000, respectively. As of March 31, 2026 and December 31, 2025, approximately $9,374,000 and approximately $7,513,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes, if any.

Our liquidity needs through March 31, 2026 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Class B ordinary shares (the “Founder Shares”), a loan of approximately $134,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan us up to $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements (the “Sponsor Loan”), of which approximately $770,000 and approximately $486,000 has been drawn by us as of March 31, 2026 and December 31, 2025, respectively.

If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”). As of both March 31, 2026 and December 31, 2025, we did not have any borrowings under the Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the Sponsor to meet our needs through the earlier of the consummation of the Business Combination or one year from the date of this Report. Over this time period, we will be using these funds for paying existing accounts payable and consummating the BSTR Business Combination.

Results of Operations

Our entire activity from inception through March 31, 2026 related to our formation, the Initial Public Offering, and to our efforts toward locating and completing a suitable Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Business Combination. We have generated non-operating income in the form of interest income on amounts held in the Trust Account. We have incurred, and expect to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of approximately $4,163,000, which consisted of approximately $5,706,000 of loss from the change in fair value of forward sale securities, approximately $287,000 of general and administrative expenses, and $30,000 of administrative expenses incurred pursuant to the administrative services agreement with the Sponsor, partially offset by approximately $1,860,000 of interest income on investments held in the Trust Account.

For the three months ended March 31, 2025, we had net income of approximately $993,000, which consisted of approximately $1,186,000 of interest income on investments held in the Trust Account, partially offset by approximately $165,000 of general and administrative expenses, and approximately $28,000 of administrative expenses incurred pursuant to the administrative services agreement with the Sponsor.

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

Contractual Obligations

Business Combination Marketing Agreement

We engaged Cantor Fitzgerald & Co. (“CF&Co.”), an affiliate of the Sponsor, pursuant to the business combination marketing agreement as an advisor in connection with the Business Combination to assist us in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the Business Combination. We will pay CF&Co. a cash fee of $7,000,000 for such services upon the consummation of the Business Combination.

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

As of March 31, 2026 and December 31, 2025, we had approximately $770,000 and approximately $486,000, respectively, outstanding under the Sponsor Loan. As of both March 31, 2026 and December 31, 2025, we had no borrowings under the Working Capital Loans or the Sponsor Note.

See Note 4—“Related Party Transactions” and Note 5—“Commitments and Contingencies” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for information regarding additional contractual obligations.

Critical Accounting Policies and Estimates

We have identified the following as our critical accounting policies:

Use of Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our consolidated balance sheets, unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of shareholders’ equity (deficit) and unaudited condensed consolidated statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

Going Concern

In connection with our going concern considerations in accordance with guidance in Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements–Going Concern, we have until January 8, 2027 to consummate the Business Combination. Our mandatory liquidation date if the Business Combination is not consummated raises substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included in this Report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, and including $0.15 per redeemed share to be funded pursuant to the Sponsor Note, divided by the number of then outstanding Public Shares. As of March 31, 2026 and December 31, 2025, the redemption value per Public Share was $10.62 and $10.53, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of both March 31, 2026 and December 31, 2025, 20,000,000 Class A ordinary shares subject to possible redemption, are presented as temporary equity outside of the shareholders’ deficit section of our consolidated balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus related to the Initial Public Offering as filed with the SEC on January 7, 2025 (the “Final Prospectus”) or our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 2, 2026. Any of the previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also affect our ability to consummate a Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Use of Proceeds

For a description of the use of proceeds generated in the Initial Public Offering and the Private Placement, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 28, 2025. There has been no material change in the planned use of proceeds from the Initial Public Offering and the Private Placement as described in the Final Prospectus or our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 2, 2026. The specific investments in the Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

CANTOR EQUITY PARTNERS I, INC.

Date: May 4, 2026	By:	/s/ Brandon G. Lutnick
	Name:	Brandon G. Lutnick
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2026	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)