Form 10-Q
period 2026-06-30
Cantor Equity Partners I, Inc.
filed 2026-08-14
CIK 2027708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.0001 per share	CEPO	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2026, there were 20,500,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CANTOR EQUITY PARTNERS I, INC.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR EQUITY PARTNERS I, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000	$25,000
Prepaid expenses	139,373	186,718
Total Current Assets	164,373	211,718
Cash and cash equivalents held in Trust Account	211,232,559	207,513,481
Other assets	—	3,514
Total Assets	$211,396,932	$207,728,713

Liabilities and Shareholders’ Deficit:
Current Liabilities:
Accrued expenses	$558,963	$314,842
Note payable – related party	925,423	485,504
Payable to related party	12,000	—
Total Current Liabilities	1,496,386	800,346
Forward sale securities liability	13,807,504	13,196,864
Total Liabilities	15,303,890	13,997,210

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 20,000,000 shares issued and outstanding at redemption value of $10.71 and $10.53 per share as of June 30, 2026 and December 31, 2025, respectively	214,232,559	210,513,481

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of both June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 500,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) as of both June 30, 2026 and December 31, 2025	50	50
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding as of both June 30, 2026 and December 31, 2025	500	500
Additional paid-in capital	—	—
Accumulated deficit	(18,140,067)	(16,782,528)
Total Shareholders’ Deficit	(18,139,517)	(16,781,978)

Total Liabilities, Commitments and Contingencies and Shareholders’ Deficit	$211,396,932	$207,728,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTOR EQUITY PARTNERS I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

General and administrative costs	$400,046	$144,401	$686,899	$308,884
Administrative expenses – related party	30,000	30,000	60,000	58,065
Loss from operations	(430,046)	(174,401)	(746,899)	(366,949)
Interest income on investments held in the Trust Account	1,858,411	2,129,729	3,719,078	3,315,677
Change in fair value of forward sale securities	5,095,750	—	(610,640)	—
Net income	$6,524,115	$1,955,328	$2,361,539	$2,948,728

Weighted average number of ordinary shares outstanding:
Class A – Public shares	20,000,000	20,000,000	20,000,000	19,226,519
Class A – Private placement	500,000	500,000	500,000	480,663
Class B – Ordinary shares	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net income per share:
Class A – Public shares	$0.26	$0.08	$0.09	$0.12
Class A – Private placement	$0.26	$0.08	$0.09	$0.12
Class B – Ordinary shares	$0.26	$0.08	$0.09	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTOR EQUITY PARTNERS I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months Ended June 30, 2026

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	500,000	$50	5,000,000	$500	$—	$(16,782,528)	$(16,781,978)
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—	—	—	(1,860,667)	(1,860,667)
Net loss	—	—	—	—	—	(4,162,576)	(4,162,576)
Balance – March 31, 2026	500,000	$50	5,000,000	$500	$—	$(22,805,771)	$(22,805,221)
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—	—	—	(1,858,411)	(1,858,411)
Net income	—	—	—	—	—	6,524,115	6,524,115
Balance – June 30, 2026	500,000	$50	5,000,000	$500	$—	$(18,140,067)	$(18,139,517)

For the Three and Six Months Ended June 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	5,000,000	$500	$24,500	$(106,662)	$(81,662)
Sale of Class A ordinary shares to Sponsor in private placement	500,000	50	—	—	4,999,950	—	5,000,000
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—	—	(5,024,450)	(3,691,391)	(8,715,841)
Net income	—	—	—	—	—	993,400	993,400
Balance – March 31, 2025	500,000	$50	5,000,000	$500	$—	$(2,804,653)	$(2,804,103)
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—	—	—	(2,129,729)	(2,129,729)
Net income	—	—	—	—	—	1,955,328	1,955,328
Balance – June 30, 2025	500,000	$50	5,000,000	$500	$—	$(2,979,054)	$(2,978,504)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTOR EQUITY PARTNERS I, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$2,361,539	$2,948,728
Adjustments to reconcile net income to net cash provided by operating activities:
General and administrative expenses paid by related party	354,919	148,848
Interest income on investments held in the Trust Account	(3,719,078)	(3,315,677)
Change in fair value of forward sale securities	610,640	—
Changes in operating assets and liabilities:
Deferred offering costs	—	217,609
Prepaid expenses	132,345	228,154
Other assets	3,514	(96,873)
Accrued expenses	244,121	(78,211)
Payable to related party	12,000	—
Net cash provided by operating activities	—	52,578

Cash flows from investing activities:
Cash deposited in the Trust Account	—	(200,000,000)
Net cash used in investing activities	—	(200,000,000)

Cash flows from financing activities:
Proceeds received from initial public offering	—	200,000,000
Proceeds received from private placement	—	5,000,000
Offering costs paid	—	(4,298,137)
Deferred offering costs paid by related party	—	(231,756)
Proceeds from Note payable – related party	439,919	243,841
Payment on Note payable – related party	—	(134,240)
Payment on Payable to related party	(439,919)	(607,286)
Net cash provided by financing activities	—	199,972,422

Net change in Cash	—	25,000
Cash – beginning of the period	25,000	—
Cash – end of the period	$25,000	$25,000

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

As of June 30, 2026, the Company had not commenced operations. All activity through June 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three and six months ended June 30, 2026 and 2025, the Company used the net proceeds derived from the Initial Public Offering and the Private Placement (as defined below) to generate non-operating income in the form of interest income from an investment in a money market fund that invests in U.S. government debt securities and classified as cash equivalents. During the three and six months ended June 30, 2026, the Company also recognized changes in the fair value of the forward sale securities (as further described below) as other income (loss).

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

Following the closing of the Initial Public Offering and the Private Placement on January 8, 2025, an amount of $200,000,000 ($10.00 per share) from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds in the Trust Account were initially held in an account at J.P. Morgan Chase Bank, N.A., and on January 9, 2025, were transferred to an account at CF Secured, LLC (“CF Secured”), an affiliate of the Sponsor. The Trust Account may be (a) invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (b) held as uninvested cash, or (c) held in a non-interest or interest bearing demand deposit account at a U.S. chartered commercial bank, until the earlier of: (i) the completion of the Business Combination or (ii) the distribution of the Trust Account, as described below.

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

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of the Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (which, as of June 30, 2026 and December 31, 2025, was $10.71 and $10.53 per Public Share, respectively, and for both periods, inclusive of $0.15 per redeemed share to be funded pursuant to the Sponsor Note (as defined below) in the applicable Redemption Event (as defined below)). The Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”). In such case, the Company will proceed with the Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (as may be amended, the “Amended and Restated Memorandum and Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing the Business Combination. If, however, shareholder approval of the Business Combination is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Business Combination, or if they vote at all. If the Company seeks shareholder approval in connection with the Business Combination, the Sponsor and the Company’s directors and officers have agreed to vote their Founder Shares (as defined in Note 4), their Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of the Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would not be voted in favor of approving the Business Combination). In addition, the Sponsor and the Company’s directors and officers have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and any Public Shares held by them in connection with the completion of the Business Combination.

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

On June 5, 2026, Pubco’s Registration Statement on Form S-4 (File No. 333-295863) was declared effective by the SEC, and Pubco filed with the SEC its final prospectus (the “BSTR Final Prospectus”), and the Company filed with the SEC its definitive proxy statement (the “Definitive Proxy Statement”) with respect to its extraordinary general meeting of shareholders (the “Meeting”) to be held on June 26, 2026 to approve the BSTR Business Combination and the other proposals described in the Definitive Proxy Statement.

On June 24, 2026, the Company announced a postponement of the Meeting from June 26, 2026 to July 2, 2026.

On June 30, 2026, the Company announced a further postponement of the Meeting from July 2, 2026 to July 10, 2026.

For more information regarding the BSTR Business Combination, refer to Note 9—Subsequent Events and the Company’s filings with the SEC, including the Current Reports on Form 8-K filed by the Company with the SEC on July 17, 2025, July 22, 2025, August 7, 2025, August 25, 2025, August 28, 2025, March 2, 2026, March 26, 2026, May 14, 2026, June 24, 2026, June 30, 2026, and July 8, 2026, the BSTR Final Prospectus, the Definitive Proxy Statement, and the other filings the Company and Pubco may make from time to time with the SEC.

Forward Sale Securities — As described above, in connection with the BSTR Business Combination, pursuant to the CEPO BTC Equity PIPE Subscription Agreements, the CEPO BTC Equity PIPE Investors committed to purchase a certain number of Class A ordinary shares, at $10.00 per share, in exchange for 4,176.11 Bitcoin in the aggregate. The Class A ordinary shares to be issued by the Company pursuant to the CEPO BTC Equity PIPE Subscription Agreements are referred in the Company’s unaudited condensed consolidated financial statements and the footnotes as the forward sale securities. See Note 9—Subsequent Events for additional information regarding the CEPO BTC Equity PIPE Subscription Agreements.

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

Liquidity and Capital Resources

As of both June 30, 2026 and December 31, 2025, the Company had $25,000 of cash in its operating account. As of June 30, 2026 and December 31, 2025, the Company had a working capital deficit of approximately $1,332,000 and approximately $589,000, respectively. As of June 30, 2026 and December 31, 2025, approximately $11,233,000 and approximately $7,513,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes, if any.

The Company’s liquidity needs through June 30, 2026 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $134,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the sale of the Private Placement Shares not held in the Trust Account and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor agreed to loan the Company up to $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”), of which approximately $925,000 and approximately $486,000 has been drawn by the Company as of June 30, 2026 and December 31, 2025, respectively. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of both June 30, 2026 and December 31, 2025, the Company did not have any borrowings under the Working Capital Loans.

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

Basis of Presentation

The unaudited condensed consolidated financial statements are presented in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2026 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 2, 2026.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in ASC 205-40, Presentation of Financial Statements–Going Concern, the Company has until January 8, 2027 to consummate the Business Combination. The Company’s mandatory liquidation date, if the Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed above, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, if any, and including $0.15 per redeemed share to be funded pursuant to the Sponsor Note, divided by the number of then outstanding Public Shares. As of June 30, 2026 and December 31, 2025, the redemption value per Public Share was $10.71 and $10.53, respectively.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those do not have an effective registration statement under the Securities Act or a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of both June 30, 2026 and December 31, 2025. The Company’s assets held in the Trust Account as of June 30, 2026 and December 31, 2025 comprised predominantly of approximately $211,233,000 and approximately $207,513,000, respectively, in cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For both the three and six months ended June 30, 2026 and 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company accounts for the forward sale securities in accordance with guidance in ASC 480-10, Distinguishing Liabilities from Equity, pursuant to which the forward sale securities do not meet the criteria for equity classification and must be recorded as liabilities or assets. See Note 7—Fair Value Measurement on a Recurring Basis for further discussion of the methodology used to determine the fair value of the forward sale securities and Note 9—Subsequent Events for additional information regarding the CEPO BTC Equity PIPE Subscription Agreements.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of both June 30, 2026 and December 31, 2025, 20,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ deficit section of the Company’s consolidated balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption, as presented in the accompanying consolidated balance sheets, are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(4,529,893)
Plus:
Accretion of carrying value to redemption value	15,043,374
Class A ordinary shares subject to possible redemption, December 31, 2025	$210,513,481
Plus:
Accretion of carrying value to redemption value	3,719,078
Class A ordinary shares subject to possible redemption, June 30, 2026	$214,232,559

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

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$5,116,953	$127,924	$1,279,238	$1,525,155	$39,107	$391,066
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	20,000,000	500,000	5,000,000	20,000,000	500,000	5,000,000
Basic and diluted net income per ordinary share	$0.26	$0.26	$0.26	$0.08	$0.08	$0.08

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,852,187	$46,305	$463,047	$2,294,627	$57,366	$596,735
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	20,000,000	500,000	5,000,000	19,226,519	480,663	5,000,000
Basic and diluted net income per ordinary share	$0.09	$0.09	$0.09	$0.12	$0.12	$0.12

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

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of both June 30, 2026 and December 31, 2025, the Company has not recorded any amounts related to uncertain tax positions.

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

SEC Rule on Climate-Related Disclosures

In March 2024, the SEC adopted final rules relating to The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in a note to their audited financial statements. The disclosures under the final rules would include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (“RECs”) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants would be required to disclose information about the offsets and RECs. Registrants would also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants would be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited financial statements are included in the filing. In April 2024, the SEC released an order staying the rules pending judicial review of all of the petitions challenging the rules and in March 2025, the SEC voted to end its defense of the rules. In May 2026, the SEC issued a proposal for stakeholder comment to fully rescind its climate-related disclosure rules. Absent these developments, the rules would have been effective for the Company upon its registration under the Exchange Act on January 6, 2025 and phased in starting in 2027. Management is continuing to monitor the developments pertaining to the rules and any resulting potential impacts on the Company’s unaudited condensed consolidated financial statements.

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

Note 4—Related Party Transactions

Founder Shares

In November 2020, the Sponsor purchased 14,375,000 Class B ordinary shares for a purchase price of $25,000. On May 21, 2024, the Sponsor surrendered, for no consideration, 9,375,000 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares issued and outstanding from 14,375,000 shares to 5,000,000 shares (the “Founder Shares”). The Class B ordinary shares will automatically convert into nonredeemable Class A ordinary shares in connection with the consummation of the Business Combination and are subject to certain transfer restrictions, as described in Note 6. Further, pursuant to the Sponsor Support Agreement, solely in connection with the BSTR Business Combination, subject to and conditioned upon the Closing, the Sponsor agreed to forfeit 2,500,000 Founder Shares immediately prior to the consummation of the CEPO Merger.

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

Underwriter

Cantor Fitzgerald & Co. (“CF&Co.”), the lead underwriter of the Initial Public Offering, is an affiliate of the Sponsor (see Note 5).

CEPO Cash Equity PIPE Subscription Agreements

Pursuant to the CEPO Cash Equity PIPE Subscription Agreements, the Sponsor and an independent director of the Company agreed to purchase 500,000 and 100,000 Class A ordinary shares, respectively, at a purchase price of $10.00 per share, for an aggregate purchase price of $5,000,000 and $1,000,000, respectively. See Note 9—Subsequent Events for additional information regarding the CEPO Cash Equity PIPE Subscription Agreements.

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

In order to finance transaction costs in connection with the Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor. The Sponsor Loan does not bear interest and is repayable by the Company to the Sponsor upon consummation of the Business Combination; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under the Sponsor Loan may be converted into Class A ordinary shares at a conversion price of $10.00 per share. Otherwise, the Sponsor Loan would be repaid only out of funds held outside the Trust Account. As of June 30, 2026 and December 31, 2025, the Company had approximately $925,000 and approximately $486,000, respectively, outstanding under the Sponsor Loan.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Any Working Capital Loans will be repayable by the Company upon consummation of the Business Combination out of the proceeds of the Trust Account released to the Company; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the lender’s option, all or any portion of the amount outstanding under any Working Capital Loans may be converted into Class A ordinary shares at a conversion price of $10.00 per share. If the Company is unable to consummate the Business Combination, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In addition, the Sponsor has agreed to lend the Company up to $3,000,000 pursuant to a promissory note (the “Sponsor Note”) in connection with the consummation of the Business Combination, an extension of time for the Company to consummate the Business Combination or the Company’s liquidation (each, a “Redemption Event”), such that an amount equal to $0.15 per Public Share being redeemed in connection with the applicable Redemption Event will be added to the Trust Account and paid to the holders of the applicable redeemed Public Shares on such Redemption Event. The Sponsor Note does not bear interest and is repayable by the Company to the Sponsor upon consummation of the Business Combination; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under the Sponsor Note may be converted into Class A ordinary shares at a conversion price of $10.00 per share. If the Company is unable to consummate the Business Combination, the Sponsor Note would be repaid only out of funds held outside of the Trust Account. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Note. As of both June 30, 2026 and December 31, 2025, no Redemption Events have occurred.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payable to related party on the Company’s consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the Company had $12,000 and $0, respectively, as payable outstanding to the Sponsor for such expenses paid on the Company’s behalf.

Administrative Services Agreement

The Company has agreed to pay $10,000 a month to the Sponsor for office space, administrative and shared personnel support services. Services commenced on January 7, 2025, the date the Class A ordinary shares were first listed on the Nasdaq Stock Market and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company. During both the three months ended June 30, 2026 and 2025, the Company incurred $30,000 for these services. During the six months ended June 30, 2026 and 2025, the Company incurred $60,000 and approximately $58,000, respectively, for these services.

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

Independent Directors Compensation

Commencing on January 6, 2025, the Company compensates its independent directors through cash payments for their services on the Company’s board of directors. As a result, during the three months ended June 30, 2026 and 2025, the Company recognized approximately $38,000 and $25,000, respectively, of compensation expense on its unaudited condensed consolidated statements of operations. During the six months ended June 30, 2026 and 2025, the Company recognized approximately $72,000 and approximately $49,000, respectively, of compensation expense on its unaudited condensed consolidated statements of operations. The corresponding accrued compensation payable recognized on the Company’s consolidated balance sheets was approximately $38,000 and $25,000 as of June 30, 2026 and December 31, 2025, respectively.

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

Note 6—Shareholders’ Deficit

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of both June 30, 2026 and December 31, 2025, there were 500,000 Class A ordinary shares issued and outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares – The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In November 2020, the Company issued 14,375,000 Class B ordinary shares to the Sponsor. On May 21, 2024, the Sponsor surrendered, for no consideration, 9,375,000 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares issued and outstanding from 14,375,000 shares to 5,000,000 shares. As of both June 30, 2026 and December 31, 2025, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value:

June 30, 2026

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$211,232,550	$—	$—	$211,232,550
Total	$211,232,550	$—	$—	$211,232,550
Liabilities:
Forward sale securities liability	$—	$—	$13,807,504	$13,807,504
Total	$—	$—	$13,807,504	$13,807,504

December 31, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$207,513,472	$—	$—	$207,513,472
Total	$207,513,472	$—	$—	$207,513,472
Liabilities:
Forward sale securities liability	$—	$—	$13,196,864	$13,196,864
Total	$—	$—	$13,196,864	$13,196,864

As of both June 30, 2026 and December 31, 2025, Level 1 assets include an investment in a money market fund classified as cash equivalents; the fund holds U.S. government debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investment.

Forward Sale Securities

The fair value of the forward sale securities to be issued under the CEPO BTC Equity PIPE Subscription Agreements is based on the fair value of Bitcoin as of the measurement date. The excess (asset) or deficit (liability) of the fair value of the forward sale securities to be issued as of June 30, 2026 and December 31, 2025, as compared to the fair value of Bitcoin stipulated under the CEPO BTC Equity PIPE Subscription Agreements, is discounted to derive present value and then reduced to account for the probability of consummation of the BSTR Business Combination. The primary unobservable input utilized in determining the fair value of the forward sale securities is the probability of consummation of the BSTR Business Combination. As of June 30, 2026 and December 31, 2025, the probability assigned to the consummation of the BSTR Business Combination was 6.7% and 12.8%, respectively. The probability was determined based on observed success rates of business combinations for third-party special purpose acquisition companies.

The following table presents the change in the fair value of the forward sale securities liability for the three and six months ended June 30, 2026:

Forward Sale Securities
Fair value as of December 31, 2025	$(13,196,864)
Change in valuation inputs or other assumptions(1)	(5,706,390)
Fair value as of March 31, 2026	$(18,903,254)
Change in valuation inputs or other assumptions(1)	5,095,750
Fair value as of June 30, 2026	$(13,807,504)

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of forward sale securities in the unaudited condensed consolidated statements of operations.

Note 8—Segment Information

The Company has not yet commenced operations, thus all activity for the three and six months ended June 30, 2026 and 2025 relates to the Company’s formation, the Initial Public Offering, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company has identified its Chairman and Chief Executive Officer as the chief operating decision maker (the “CODM”). The Company consists of one reportable segment, because the resource allocation and assessment of performance of the entity’s business activities by the CODM are performed using the entity-wide operating results. The net income (loss) is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM also reviews interest income and general and administrative expenses included in the net income (loss). The CODM reviews interest income on investments held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy for investing the Trust Account funds while maintaining compliance with the terms of the trust agreement. In addition, the CODM reviews and monitors general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period and to ensure expenses are aligned with the underlying contractual agreements.

The Company does not have operating income and therefore, it does not have any operating revenues. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three months ended June 30, 2026 and 2025, the Company earned approximately $1,858,000 and approximately $2,130,000, respectively, of interest income on investments held in the Trust Account. During the six months ended June 30, 2026 and 2025, the Company earned approximately $3,719,000 and approximately $3,316,000, respectively, of interest income on investments held in the Trust Account. The Company’s significant segment expenses were general and administrative expenses, which were approximately $400,000 and approximately $145,000 for the three months ended June 30, 2026 and 2025, respectively, and approximately $686,000 and approximately $309,000 for the six months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026, the other segment income consisted of the gain as a result of the change in fair value of the forward sales securities, which amounted to approximately $5,096,000. For the three months ended June 30, 2025, the Company had no other segment income. For both the three months ended June 30, 2026 and 2025, the other segment expenses of $30,000 consisted of administrative expenses incurred pursuant to the administrative services agreement with the Sponsor. For the six months ended June 30, 2026, the other segment expenses consisted of the loss as a result of the change in fair value of the forward sale securities and administrative expenses incurred pursuant to the administrative services agreement with the Sponsor, which amounted to approximately $611,000 and $60,000, respectively. For the six months ended June 30, 2025, the other segment expenses of approximately $58,000 consisted of administrative expenses incurred pursuant to the administrative services agreement with the Sponsor. Refer to the Company’s unaudited condensed consolidated statements of operations for additional information.

As of June 30, 2026 and December 31, 2025, the Company had total assets of approximately $211,397,000 and approximately $207,729,000, respectively. See the Company’s consolidated balance sheets for additional information.

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued and determined that, other than as described below, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

On July 8, 2026, the Company announced that (i) the Company and Pubco were discussing a potential revised structure and amended terms for the previously announced BSTR Business Combination and would not complete the BSTR Business Combination on the terms initially set forth in the Business Combination Agreement, (ii) that the Meeting was indefinitely postponed, (iii) that any Public Shares submitted for redemption would be returned to shareholders and not be redeemed and (iv) the Private Placements would not be required to be consummated.

On July 16, 2026, each of the July Convertible Notes Subscription Agreements, the August Convertible Notes Subscription Agreements, the Preferred Stock Subscription Agreements, the CEPO Cash Equity PIPE Subscription Agreements, the CEPO BTC Equity PIPE Subscription Agreements and the Newco Subscription Agreements terminated automatically in accordance with their terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Cantor Equity Partners I, Inc., a Cayman Islands exempted company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto in Part I, Item I of this Report (as defined below). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. When used in this Report, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, identify forward-looking statements. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other United States Securities and Exchange Commission (“SEC”) filings.

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

Following the closing of the Initial Public Offering and the Private Placement on January 8, 2025, an amount of $200,000,000 ($10.00 per share) from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds in the Trust Account were initially held in an account at J.P. Morgan Chase Bank, N.A., and on January 9, 2025, were transferred to an account at CF Secured, LLC (“CF Secured”), an affiliate of the Sponsor. The Trust Account may be (a) invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (b) held as uninvested cash, or (c) held in a non-interest or interest bearing demand deposit account at a U.S. chartered commercial bank, until the earlier of: (i) the completion of the Business Combination or (ii) the distribution of the Trust Account, as described below.

We have until January 8, 2027 (24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as our board of directors may approve or such later date as our shareholders may approve pursuant to our amended and restated memorandum and articles of association (as may be amended, the “Amended and Restated Memorandum and Articles”) (the “Combination Period”), to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish holders of the Public Shares’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In March 2024, the SEC adopted final rules relating to The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in registration statements and certain periodic reports (the “2024 Climate Rules”). The 2024 Climate Rules set forth requirements for disclosure of material climate-related risks, mitigation activities, targets and goals, and governance. The 2024 Climate Rules also require disclosure of certain greenhouse gas emissions metrics and attestation of emissions disclosures. Subsequent to the issuance of the 2024 Climate Rules, in April 2024, the SEC released an order staying the 2024 Climate Rules pending judicial review of all of the petitions challenging the 2024 Climate Rules and in March 2025, the SEC voted to end its defense of the 2024 Climate Rules. In May 2026, the SEC issued a proposal for stakeholder comment to fully rescind the 2024 Climate Rules. We are continuing to monitor the developments pertaining to the 2024 Climate Rules. However, if these reporting requirements are implemented, they may significantly increase the complexity of our periodic reporting as a U.S. public company.

Business Combination Agreement

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

On June 5, 2026, Pubco’s Registration Statement on Form S-4 (File No. 333-295863) was declared effective by the SEC, and Pubco filed with the SEC its final prospectus (the “BSTR Final Prospectus”), and we filed with the SEC its definitive proxy statement (the “Definitive Proxy Statement”) with respect to its extraordinary general meeting of shareholders (the “Meeting”) to be held on June 26, 2026 to approve the BSTR Business Combination and the other proposals described in the Definitive Proxy Statement.

On June 24, 2026, we announced a postponement of the to the Meeting from June 26, 2026 to July 2, 2026.

On June 30, 2026, we announced a further postponement of the Meeting from July 2, 2026 to July 10, 2026.

On July 8, 2026, we announced that (i) we and Pubco were discussing a potential revised structure and amended terms for the previously announced BSTR Business Combination and would not complete the BSTR Business Combination on the terms initially set forth in the Business Combination Agreement, (ii) that the Meeting was indefinitely postponed, (iii) that any Public Shares submitted for redemption would be returned to shareholders and not be redeemed, and (iv) the Convertible Notes Private Placement, the Preferred Stock Private Placements, the CEPO Equity PIPEs and the Newco Private Placement would not be required to be consummated.

On July 16, 2026, each of the July Convertible Notes Subscription Agreements, the August Convertible Notes Subscription Agreements, the Preferred Stock Subscription Agreements, the CEPO Cash Equity PIPE Subscription Agreements, the CEPO BTC Equity PIPE Subscription Agreements and the Newco Subscription Agreements terminated automatically in accordance with their terms.

For more information regarding the BSTR Business Combination, refer to our filings with the SEC, including the Current Reports on Form 8-K filed by us with the SEC on July 17, 2025, July 22, 2025, August 7, 2025, August 25, 2025, August 28, 2025, March 2, 2026, March 26, 2026, May 14, 2026, June 24, 2026, June 30, 2026, and July 8, 2026, the BSTR Final Prospectus, the Definitive Proxy Statement, and the other filings we and Pubco may make from time to time with the SEC.

Liquidity and Capital Resources

As of both June 30, 2026 and December 31, 2025, we had $25,000 of cash in our operating account. As of June 30, 2026 and December 31, 2025, we had a working capital deficit of approximately $1,332,000 and approximately $589,000, respectively. As of June 30, 2026 and December 31, 2025, approximately $11,233,000 and approximately $7,513,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes, if any.

Our liquidity needs through June 30, 2026 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Class B ordinary shares (the “Founder Shares”), a loan of approximately $134,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan us up to $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements (the “Sponsor Loan”), of which approximately $925,000 and approximately $486,000 has been drawn by us as of June 30, 2026 and December 31, 2025, respectively.

If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”). As of both June 30, 2026 and December 31, 2025, we did not have any borrowings under the Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the Sponsor to meet our needs through the earlier of the consummation of the Business Combination or one year from the date of this Report. Over this time period, we will be using these funds for paying existing accounts payable and consummating the BSTR Business Combination.

Results of Operations

Our entire activity from inception through June 30, 2026 related to our formation, the Initial Public Offering, and to our efforts toward locating and completing a suitable Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Business Combination. We have generated non-operating income in the form of interest income on amounts held in the Trust Account. We have incurred, and expect to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of approximately $6,524,000, which consisted of approximately $5,096,000 of gain from the change in fair value of forward sale securities and approximately $1,858,000 of interest income on investments held in the Trust Account, partially offset by approximately $400,000 of general and administrative expenses, and $30,000 of administrative expenses incurred pursuant to the administrative services agreement with the Sponsor.

For the three months ended June 30, 2025, we had net income of approximately $1,955,000, which consisted of approximately $2,130,000 of interest income on investments held in the Trust Account, partially offset by approximately $145,000 of general and administrative expenses, and $30,000 of administrative expenses incurred pursuant to the administrative services agreement with the Sponsor.

For the six months ended June 30, 2026, we had net income of approximately $2,362,000, which consisted of approximately $3,719,000 of interest income on investments held in the Trust Account, partially offset by approximately $686,000 of general and administrative expenses, approximately $611,000 of loss from the change in fair value of forward sale securities, and $60,000 of administrative expenses incurred pursuant to the administrative services agreement with the Sponsor.

For the six months ended June 30, 2025, we had net income of approximately $2,949,000, which consisted of approximately $3,316,000 of interest income on investments held in the Trust Account, partially offset by approximately $309,000 of general and administrative expenses, and approximately $58,000 of administrative expenses incurred pursuant to the administrative services agreement with the Sponsor.

Factors That May Adversely Affect Our Results of Operations and Ability to Complete the Business Combination

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

Contractual Obligations

Business Combination Marketing Agreement

We engaged Cantor Fitzgerald & Co. (“CF&Co.”), an affiliate of the Sponsor, pursuant to the business combination marketing agreement, dated January 6, 2025, as an advisor in connection with the Business Combination to assist us in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the Business Combination. We will pay CF&Co. a cash fee of $7,000,000 for such services upon the consummation of the Business Combination.

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

In order to finance transaction costs in connection with the Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to us to fund expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, pursuant to the administrative services agreement, dated February 6, 2025. The Sponsor Loan does not bear interest and is repayable by us to the Sponsor upon consummation of the Business Combination; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under the Sponsor Loan may be converted into Class A ordinary shares at a conversion price of $10.00 per share. Otherwise, the Sponsor Loan would be repaid only out of funds held outside the Trust Account. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans.

As of June 30, 2026 and December 31, 2025, we had approximately $925,000 and approximately $486,000, respectively, outstanding under the Sponsor Loan. As of both June 30, 2026 and December 31, 2025, we had no borrowings under the Working Capital Loans or the Sponsor Note.

See Note 4—“Related Party Transactions” and Note 5—“Commitments and Contingencies” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for information regarding additional contractual obligations.

Critical Accounting Policies and Estimates

We have identified the following as our critical accounting policies:

Use of Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our consolidated balance sheets, unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of shareholders’ deficit and unaudited condensed consolidated statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

Going Concern

In connection with our going concern considerations in accordance with guidance in Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements–Going Concern, we have until January 8, 2027 to consummate the Business Combination. Our mandatory liquidation date if the Business Combination is not consummated raises substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included in this Report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, and including $0.15 per redeemed share to be funded pursuant to the Sponsor Note, divided by the number of then outstanding Public Shares. As of June 30, 2026 and December 31, 2025, the redemption value per Public Share was $10.71 and $10.53, respectively.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that do not have an effective registration statement under the Securities Act or a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Report with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standard used.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of both June 30, 2026 and December 31, 2025, 20,000,000 Class A ordinary shares subject to possible redemption, are presented as temporary equity outside of the shareholders’ deficit section of our consolidated balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus related to the Initial Public Offering as filed with the SEC on January 7, 2025 (the “IPO Final Prospectus”), our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 2, 2026, or the Definitive Proxy Statement. Any of the previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also affect our ability to consummate a Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our results of operations and our ability to complete a Business Combination may be adversely affected by various factors, many of which are beyond our control.

Our results of operations and our ability to complete a Business Combination may be adversely affected by various factors, many of which are beyond our control. Our results of operations and our ability to consummate a Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, fluctuations in interest rates, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report. However, simultaneously with the closing of the Initial Public Offering, we consummated the sale of 500,000 Class A ordinary shares to the Sponsor at a price of $10.00 per share in the Private Placement, generating gross proceeds of $5,000,000. No underwriting discounts or commissions were paid with respect to such sale. This issuance was pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in the Initial Public Offering and the Private Placement, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 28, 2025 (the “2024 Form 10-K). There has been no material change in the planned use of proceeds from the Initial Public Offering and the Private Placement as described in the IPO Final Prospectus or the 2024 Form 10-K. The specific investments in the Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

CANTOR EQUITY PARTNERS I, INC.

Date: August 14, 2026	By:	/s/ Brandon G. Lutnick
	Name:	Brandon G. Lutnick
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)